Form 10QSB
period 1999-09-30
JUMPMUSIC COM INC
filed 1999-11-15
CIK 1091492

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

( ) For the transition period from __________ to __________

Commission file number: 0-26813

                               JUMPMUSIC.COM, INC.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                        77-036-3000
(State or other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

                        201 San Antonio Circle, Suite 105
                            Mountain View, California
                           (650) 917-7460 - telephone
                    (Address of principal executive offices)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X         No
                                 -----         -----

          The issuer had 7,579,000 shares of its $.001 par value Common Stock issued and outstanding as of November 12, 1999.

            Transitional Small Business Disclosure Format (check one)

                              Yes            No  X
                                 -----         -----

                               JUMPMUSIC.COM, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                                  PAGE NO.
                                                                                  --------
         Item 1.  Financial Statements

                  Comparative Unaudited Balance Sheet as of September 30, 1999      2
                  and September 30, 1998

                  Comparative Unaudited Statements of Operations for the            3
                  Three Months Ended September  30, 1999 and the
                  Three Months Ended September 30, 1998

                  Comparative Unaudited Statements of Operations for the            3
                  Nine Months Ended September 30, 1999, and the Nine Months
                  Ended September 30, 1998

         Item 2.  Management's Discussion and Analysis of                           4
                  Financial Condition and Results of Operations



PART II.                   OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information


                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Comparative Unaudited Balance Sheet as of September 30, 1999 and September 30, 1998

          Comparative Unaudited Statements of Operations for the Three Months Ended September 30, 1999 and the Three Months Ended September 30, 1998

          Comparative Unaudited Statements of Operations for the Nine Months Ended September 30, 1999, and the Nine Months Ended September 30, 1998

          Notes to the Unaudited Consolidated Financial Statements

                               JUMPMUSIC.COM, INC.

                            BALANCE SHEET FOR 9/30/99

                                                                     Amount
    Total Cash                                                $       3,684
    Total Receivables                                         $     108,259
    Total Other Current Assets                                $     313,678
    Total Current Assets                                      $     425,620
    Total Computers & Equipment                               $      64,192
    Total Other Assets                                        $       3,996
    Total Assets                                              $     493,808
    Total Short Term Payables                                 $   1,027,469
    Total Long Term Debt                                      $     933.124
    Total Shareholder Equity                                  $  (1,466,786)
    Total Liability/Shareholder Equity                        $     493,808


                               JUMPMUSIC.COM, INC.

                            BALANCE SHEET FOR 9/30/98

                                                                    Amount
    Total Cash                                                $       9,321
    Total Receivables                                         $     (12,214)
    Total Other Current Assets                                $     306,466
    Total Current Assets                                      $     303,572
    Total Computers & Equipment                               $      67,913
    Total Other Assets                                        $       3,996
    Total Assets                                              $     375,481
    Total Short Term Payables                                 $   1,830,280
    Total Long Term Debt                                      $   4,226,019
    Total Shareholder Equity                                  $  (5,680,817)
    Total Liability/Shareholder Equity                        $     375,481


                               JUMPMUSIC.COM, INC.

         INCOME STATEMENT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                             AND SEPTEMBER 30, 1999

                                   (UNAUDITED)

                                   7/1/98-9/30/98                7/1/99-9/30/99
                                       Amount                        Amount
Gross Income                        $    322,651                  $    169,376
Cost of Goods Sold                  $    338,530                  $     76,120
Gross Profits                       $    (15,878)                 $     93,256
Total Operating Expenses            $    345,189                  $    239,702
Net Operating Income                $   (361,067)                 $   (146,446)
Total Other Income                  $       3484                  $          0
Total Other Expenses                $    (20,792)                 $     (8,739)
Net Income Before Tax               $   (378,376)                 $   (155,353)
Net Income After Tax                $   (378,376)                 $   (155,353)



                               JUMPMUSIC.COM, INC.

              UNAUDITED INCOME STATEMENT FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

                                   1/1/98-9/30/98                1/1/99-9/30/99
                                       Amount                        Amount
Gross Income                        $  1,098,196                  $    696,568
Cost of Goods Sold                  $    722,143                  $    295,193
Gross Profits                       $    376,053                  $    401,375
Total Operating Expenses            $  1,610,797                  $    680,374
Net Operating Income                $ (1,234,744)                 $   (278,999)
Total Other Income                  $     13,419                  $          0
Total Other Expenses                $   (125,899)                 $   (304,491)
Net Income Before Tax               $ (1,347,224)                 $   (583,490)
New Income After Tax                $ (1,347,224)                 $   (583,490)

                    PART I - FINANCIAL INFORMATION CONTINUED

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

         We are an on-line retailer that sells music products to amateur musicians. The products sold include musical instruments, music accessories, sound equipment, printed sheet music and music software. Our web site is www.jumpmusic.com.

     JumpMusic.com, Inc. (the "Company") was founded January 26, 1994 as Jump! Software, Inc., a California corporation. On May 5, 1999, the Company merged with America's Finest Waters, Inc., a Nevada corporation. America's Finest Waters, Inc. had not had any significant operations in the two years prior to the merger, and did not have any significant assets at the time of the merger. As part of the merger, America's Finest Waters, Inc. changed its name to JumpMusic.com, Inc. and Jump! Software, Inc., the California corporation, was dissolved.

         The principal offices of the company are located at 201 San Antonio Circle, Suite 105 in Mountain View, California 94040. Whenever we refer to the "Company" or use the terms "we," "us" or "our" in this report, we are referring to JumpMusic.com, Inc. When we discuss the history of our company and give financial information for the period prior to the merger on May 5, 1999, this information pertains to Jump! Software, Inc. and not to America's Finest Waters, Inc.

RESULTS OF OPERATIONS

A.       DISCUSSION

         We have completely restructured our operations during the last two years. We have transitioned from operating as a music software development company to becoming an Internet e-commerce retail business specializing in consumer music products. For the most part, this transition occurred in 1998.

         Last year, we were in the process of transforming our company from a software development company to an Internet retail business. The software products we produced were high-ticket items that generated greater revenues than we are getting this year from the sale of consumer retail products. However, the high costs of maintaining the facilities and personnel necessary for software development exceeded the revenues we were getting from the software products. This prompted our decision to restructure the Company and focus on the marketing potential of the Internet. Instead of developing our software products further, we drastically downsized or operations, slashing our costs, and launched our e-commerce web-site, www.jumpmusic.com. This web-site initially focused on selling sheet-music.

         This year, we have focussed on building our web-site into a one-stop superstore for music products on the Internet and selling off our remaining inventory of our proprietary software products. The costs of running an Internet retail business are much lower than conducting software development and this is reflected by the lower costs of goods sold and operating expenses in our balance sheets for this year.

         Our losses are lower for both the third quarter and the first three months of 1999 than for the comparable periods for 1998. Although our revenues are lower this year than last year, our expenses are much lower also. The decrease in our revenues over the past year is due primarily to a decrease in our distribution of our proprietary software products. Although we are no longer developing these products, we are continuing to sell our remaining inventory.

         However, our e-commerce business selling music products is growing, and, although there is no guarantee that this will happen, we expect our revenues to start increasing once we complete our transition away from selling our proprietary software products.

B. THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

         Our losses are lower for the third quarter than they were for the same period last year. Although our revenues are down, we are also spending less money. Our gross income for the third quarter was $169,376 as compared to $322,651 for the same period last year. Our cost of goods sold decreased from $388,530 for the third quarter last year to $76,120 for the third quarter of 1999. Likewise, our operating expenses declined from $345,189 to $239,702. Other expenses (primarily interest) increased from $20,792 to $8,739. Losses from operations declined from $378,376 to $155,353.

C. THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

         In comparing the first nine months of this year to the same period last year, we have also decreased our losses. Our gross income for the first three quarters of this year was $696,568 compared to $1,098,196 for the same period last year. The cost of goods sold decreased from $722,143 to $295,193. We were able to decrease our operating expenses very substantially from $1,610,797 to $680,374. Other expenses (primarily interest) increased from $125,899 to $304,491. Losses from operations declined from $1,347,224 to $583,490.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, our principal sources of liquidity included cash and net accounts receivable of $111,943. While we have been generating revenues, expenses have exceeded revenues generated, resulting in negative cash flow. As discussed in Results of Operations, our revenues are down, but we are also spending less money.

         Cash on hand, along with cash generated from the sale of products, and collections of accounts receivable, is expected to be sufficient to meet our requirements through the end of the first quarter of next year. Our ability to fund continued operations beyond April 1, 1999 depends on raising additional capital and converting debt to equity. We are currently attempting to raise additional capital by offering securities to accredited investors only. There is no guarantee that we will be able to raise this additional capital. In addition, we have a verbal agreement with one of our creditors to convert an additional $700,000 of debt to equity, although there is no guarantee that this conversion will take place. Should we be unable to raise additional capital and convert most of our debt to equity, we will be required to significantly reduce operations, and reduce expenses. Such steps would likely have a material adverse effect on our ability to establish profitable operations in the future. We will continue to pursue other financing arrangements to increase its cash reserves. There can be no assurance we will be capable of raising additional capital or converting debt or that the terms upon which such capital or debt conversion will be available to us will be acceptable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         To the best knowledge of management, there are no litigation matters pending or threatened against the Company which are not in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         (a)      EXHIBITS AND REPORTS ON FORM 8-K.

                  (27)     Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  None.

                                    SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     JUMPMUSIC.COM, INC.


                                      /s/ Richard W. Mathews
                                     By:  Richard W. Mathews
                                     Its: Chief Executive Officer and Chairman


Date: November 15, 1999