Form 10QSB/A
period 1999-09-30
JUMPMUSIC COM INC
filed 1999-12-23
CIK 1091492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A

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

                                    Yes X   No
                                       ---    ---

         The issuer had 7,579,000 shares of its $.001 par value Common Stock issued and outstanding as of November 12, 1999.

            Transitional Small Business Disclosure Format (check one)

                                    Yes     No X
                                       ---    ---

                               JUMPMUSIC.COM, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                          PAGE NO.
         Item 1.  Financial Statements

                  Comparative Unaudited Balance Sheet as of September 30, 1999               5
                  and December 31, 1998

                  Comparative Unaudited Statements of Operations for                         7
                  the Three Months Ended September 30, 1999 and the
                  Three Months Ended September 30, 1998 and for the
                  Nine Months Ended September 30, 1999, and the Nine
                  Months Ended September 30, 1998

                  Comparative Unaudited Statements of Cash Flows for the                     8
                  Nine Months Ended September 30, 1999, and the Nine Months

                  Ended September 30, 1998

                  Notes to the Unaudited Consolidated Financial Statements                  10

         Item 2.  Management's Discussion and Analysis of                                   10
                  Financial Condition and Results of Operations

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                                         12

         Item 2.  Changes in Securities and Use of Proceeds                                 12

         Item 3.  Defaults Upon Senior Securities                                           12

         Item 4.  Submission of Matters to a Vote of Security Holders                       12

         Item 5.  Other Information                                                         12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Comparative Unaudited Balance Sheet as of September 30, 1999 and December 31, 1998

         Comparative Unaudited Statements of Operations for the Three Months Ended September 30, 1999 and the Three Months Ended September 30, 1998 and for the Nine Months Ended September 30, 1999, and the Nine Months Ended September 30, 1998

         Comparative Unaudited Statements of Cash Flows for the
         Nine Months Ended September 30, 1999, and the Nine Months

         Ended September 30, 1998

         Notes to the Unaudited Consolidated Financial Statements

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of JumpMusic.Com, Inc.
Mountain View, California



The accompanying balance sheets as of September 30, 1999 and the related statements of operations and cash flows for the nine months ended September 30, 1999 and 1998 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated June 15, 1999.





December 6, 1999

                              JUMPMUSIC.COM, INC.
                                 Balance Sheets

                                     ASSETS

                                                                         September 30             December 31
                                                                            1999                    1998
                                                                      ------------------      ----------------
CURRENT ASSETS                                                            (unaudited)
   Cash                                                               $            3,684      $          5,961
   Accounts receivable (net of allowance for doubtful
     accounts of $20,000 and $172,579, respectively)                             108,258               126,487
   Inventory                                                                     313,678               359,129
                                                                      ------------------      ----------------

     Total Current Assets                                                        425,620               491,577
                                                                      ------------------      ----------------

PROPERTY & EQUIPMENT

   Computer and Music equipment                                                   46,294                50,016
   Trade show booth                                                                 -                   33,915
   Furniture and equipment                                                        36,902                36,902
   Leasehold improvements                                                         17,865                17,865
                                                                      ------------------      ----------------

                                                                                 101,061               138,698
   Less:

     Accumulated depreciation                                                    (36,869)              (70,785)
                                                                      ------------------      ----------------

     Total Property & Equipment                                                   64,192                67,913
                                                                      ------------------      ----------------

OTHER ASSETS

    Organization costs                                                               522                   522
    Deposits                                                                       3,474                 3,474
                                                                      ------------------      ----------------

    Total Other Assets                                                             3,996                 3,996
                                                                      ------------------      ----------------

     TOTAL ASSETS                                                     $          493,808      $        563,486
                                                                      ==================      ================










    The accompanying notes are an integral part of these financial statements

                              JUMPMUSIC.COM, INC.
                            Balance Sheets continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          September 30             December 31
                                                                             1999                   1998
                                                                      ------------------      ----------------
CURRENT LIABILITIES                                                       (unaudited)
   Accounts payable                                                   $          567,453      $      1,169,187
   Accrued expenses                                                               68,559               264,824
   Deferred salaries                                                             140,208               249,331
   Deferred revenue                                                               90,000                70,000
   Current portion of long-term liabilities                                    1,091,518             1,371,856
                                                                      ------------------      ----------------

     Total Current Liabilities                                                 1,957,738             3,125,198
                                                                      ------------------      ----------------

LONG TERM LIABILITIES

   Notes payable                                                                 148,500               150,000
   Notes payable-related party                                                   938,000             4,381,000
   Capital lease obligations                                                       7,874                 7,874
   Less current portion                                                       (1,091,518)           (1,371,856)
                                                                      ------------------      ----------------

     Total long term Liabilities                                                   2,856             3,167,018
                                                                      ------------------      ----------------

     TOTAL LIABILITIES                                                         1,960,594             6,292,216
                                                                      ------------------      ----------------

REDEEMABLE PREFERRED STOCK

   Series C Redeemable convertible Preferred stock,
   authorized 2,500,000 shares issued and outstanding
   1,482,013 and 0 shares, respectively                                        4,446,039                  -
                                                                      ------------------      ----------------

STOCKHOLDERS' EQUITY

   Series A Convertible Preferred stock, authorized
   14,000,000 shares issued and outstanding
     0 and 4,151,793 shares, respectively
    Liquidation value $4,774,562                                                    -                    4,152
   Series B Convertible Preferred stock, authorized
   287,327 shares issued and outstanding
    0 and 287,327 shares, respectively
    Liquidation value $330,426                                                      -                      287
   Common stock, authorized 50,000,000 shares
     issued and outstanding 7,589,571 and
      5,843,858 shares, respectively                                               7,590                 5,843
   Additional paid in capital                                                  6,785,296             6,383,208
   Retained earnings                                                         (12,705,711)          (12,122,220)
                                                                      ------------------      ----------------

     Total Stockholders' Equity                                               (5,912,825)           (5,728,730)
                                                                      ------------------      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $          493,808      $        563,486
                                                                      ==================      ================



    The accompanying notes are an integral part of these financial statements

                              JUMPMUSIC.COM, INC.
                           Statements of Operations

                                               For the three    For the three      For the nine    For the nine
                                               months ended     months ended       months ended    months ended
                                               September 30     September 30       September 30    September 30

                                                   1999             1998               1999            1998
                                             ----------------  ---------------   ---------------- ---------------
SALES                                           $   169,376    $     322,652       $  696,568      $ 1,098,196

COST OF GOODS SOLD                                   76,120          338,530          295,193          722,143
                                                -----------    -------------       ----------      -----------

GROSS PROFIT                                         93,256          (15,878 )        401,375          376,053
                                                -----------    -------------       ----------      -----------

OPERATING EXPENSES
   General And Administrative Expenses              239,870          345,189          680,374        1,610,797
                                                -----------    -------------       ----------      -----------

TOTAL OPERATING EXPENSES                            239,870          345,189          680,374        1,610,797
                                                -----------    -------------       ----------      -----------

OPERATING INCOME (LOSS)                            (146,614 )       (361,067 )       (278,999)      (1,234,744 )
                                                -----------    -------------       ----------      -----------

OTHER INCOME AND (EXPENSES)
   Interest Expense                                  (8,739 )        (20,792 )       (304,491)        (125,899 )
   Other Income                                        --              3,484             --             13,419
                                                -----------    -------------       ----------      -----------

     Total Other Income and (Expenses)               (8,739 )        (17,308 )       (304,491)        (112,480 )
                                                -----------    -------------       ----------      -----------

INCOME BEFORE INCOME TAXES                         (155,353 )       (378,375 )       (583,490)      (1,347,224 )
                                                -----------    -------------       ----------      -----------

NET INCOME (LOSS)                               $  (155,353 )  $    (378,375 )     $ (583,490)     $(1,347,224 )
                                                ===========    =============       ==========      ===========

NET INCOME (LOSS) PER SHARE                     $      (.02 )  $        (.07 )     $     (.08)     $      (.23 )
                                                ===========    =============       ==========      ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES                               7,586,049        5,843,858        7,002,971        5,843,858
                                                ===========    =============       ==========      ===========




    The accompanying notes are an integral part of these financial statements

                              JUMPMUSIC.COM, INC.
                            Statements of Cash Flows

                                                              For the nine       For the nine
                                                              months ended       months ended
                                                              September 30       September 30

                                                                  1999                1998
                                                              ------------       ------------
Cash Flows From Operating Activities
Net income (loss)                                            $  (583,490 )        $(1,347,224 )
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation & Amortization                                       --                46,231
   Bad Debt                                                          --                24,463
   Conversion of payables, accruals and deferred
    expense to preferred stock                                 1,056,411                --
Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                            18,229              542,537
   Inventory                                                      45,451              358,663
   Prepaid Expenses                                                  --               (20,491 )
   Increase/(decrease) in:
   Accounts Payable                                             (601,734 )            131,703
   Accrued Expenses                                             (196,266 )           (129,760 )
   Deferred Salaries                                            (109,123 )             47,158
   Deferred Revenue                                               20,000                --
                                                             -----------          -----------

     Net Cash Provided (Used) by Operating Activities           (350,522 )           (346,720 )
                                                             -----------          -----------

Cash Flows from Investing Activities
  Cash paid for deposits                                             --                  (306 )
  Purchase of property & equipment                                   --                (7,315 )
                                                             -----------          -----------

     Net Cash Provided (Used) by Investing Activities                --                (7,621 )
                                                             -----------          -----------

Cash Flows from Financing Activities

  Proceeds from debt financing                                   210,000               75,000
  Net Proceeds from Issuance of Common Stock                       4,206              200,000
  Cash received from acquisition                                 115,164                 --
  Principal payments on debt financing                           (11,652 )               --
  Principal Payments on Capital Lease Obligations                    --                  --
  Capital Contributions by Shareholders                           30,527                 --
                                                             -----------          -----------

     Net Cash Provided (Used) by Financing Activities            348,245              275,000
                                                             -----------          -----------

Net Increase (Decrease) in Cash and Cash Equivalents              (2,277)             (79,341 )
                                                             -----------          -----------

Cash and Cash Equivalents
  Beginning                                                        5,961               88,662
                                                             -----------          -----------

  Ending                                                     $     3,684          $     9,321
                                                             ===========          ===========

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                                 $   262,772          $   122,118
                                                             ===========          ===========
  Cash payments for income taxes                             $      --            $      --
                                                             ===========          ===========

    The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

             JumpMusic.Com, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1998.

UNAUDITED INFORMATION

             The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

B. THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

         Our losses are lower for the third quarter than they were for the same period last year. Although our revenues are down, we are also spending less money. Our gross income for the third quarter was $169,376 as compared to $322,652 for the same period last year. Our cost of goods sold decreased from $388,530 for the third quarter last year to $76,120 for the third quarter of 1999. Likewise, our operating expenses declined from $345,189 to $239,870. Other expenses (primarily interest) decreased from $20,792 to $8,739. Losses from operations declined from $378,376 to $155,353.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, our principal sources of liquidity included cash and net accounts receivable of $111,942. While we have been generating revenues, expenses have exceeded revenues generated, resulting in negative cash flow. As discussed in Results of Operations, our revenues are down, but we are also spending less money

         Cash on hand, along with cash generated from the sale of products, and collections of accounts receivable, is expected to be sufficient to meet our requirements through the end of the first quarter of next year. Our ability to fund continued operations beyond April 1, 1999 depends on raising additional capital and converting debt to equity. We are currently attempting to raise additional capital by offering securities to accredited investors only. There is no guarantee that we will be able to raise this additional capital. In addition, we have a verbal agreement with one of our creditors to convert an additional $700,000 of debt to equity, although there is no guarantee that this conversion will take place. Should we be unable to raise additional capital and convert most of our debt to equity, we will be required to significantly reduce operations, and reduce expenses. Such steps would likely have a material adverse effect on our ability to establish profitable operations in the future. We will continue to pursue other financing arrangements to increase its cash reserves. There can be no assurance we will be capable of raising additional capital or converting debt or that the terms upon which such capital or debt conversion will be available to us will be acceptable.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         (A)      EXHIBITS AND REPORTS ON FORM 8-K.

                  (23.1)   Consent of Independent Public Accountants

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