Form 10KSB
period 1999-12-31
JUMPMUSIC COM INC
filed 2000-03-31
CIK 1091492

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                   FORM 10-KSB
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                             Commission File Number
                               JUMPMUSIC.COM, INC.
           (Name of small business issuer as specified in its charter)

           NEVADA                                         77-0363000
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                   Identification Number)

  201 SAN ANTONIO CIRCLE, SUITE 105, MOUNTAIN VIEW, CALIFORNIA      94040
            (Address of principal executive offices)              (Zip code)

                                 (650) 917-7460

                (Issuer's telephone number, including area code)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     (None)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     (None)

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Registrant's revenues for its fiscal year ended December 31, 1999, were $1,041,052. As of December 31, 1999, Registrant had 7,579,005 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $3,736,885. This calculation is based upon the closing sales price of $1.75 per share on December 31, 1999.

Transitional Small Business Disclosure Format (check one).   Yes [x]  No [ ]

                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET


PART I                                                                     PAGE
------                                                                     ----
Item 1      Description of Business

Item 2      Description of Property

Item 3      Legal Proceedings

Item 4      Submission of Matters to a Vote of Security Holders

PART II
-------

Item 5      Market for Common Equity and Related Stockholder
                  Matters

Item 6      Management's Discussion and Analysis

Item 7      Financial Statements

Item 8      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure

PART III
--------

Item 9      Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act

Item 10     Executive Compensation

Item 11     Security Ownership of Certain Beneficial Owners and
                 Management

Item 12     Certain Relationships and Related Transactions

PART IV
-------

Item 13     Exhibits and Reports on Form 8-K

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

              A.      BUSINESS DEVELOPMENT

                      1.       FORM AND YEAR OF ORGANIZATION

              JumpMusic.com, Inc. (the "Company") was founded January 26, 1994 as Jump! Software, Inc., a California corporation. The principal offices of the company are located at 201 San Antonio Circle, Suite 105 in Mountain View, California 94040.

                      2.       ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR
                               PROCEEDING

               Not Applicable.

                      3. ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

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

              B.      BUSINESS OF ISSUER

The Company is an on-line retailer who sells music products to amateur musicians. The products sold include musical instruments, music accessories, sound equipment, printed sheet music and music software. Our web site is www.jumpmusic.com.

1.       Principal Products and Services and their Market.

a.       The Market

The United States retail market for music products in 1998 was estimated to be approximately $6.5 billion in net sales, representing a five-year compound annual growth rate of approximately 7%. According to NAMM, the music products market includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music (sheet music), pianos, and organs.

While there are dozens of sites selling different classes of music products, there is as yet no dominant e-commerce retailer offering an authoritative selection of music products for amateur and professional musicians.

The e-commerce market is increasing at a dramatic rate. Over the past few years, use of the Internet has grown dramatically, as has its infrastructure for commercial transactions and building "affinity communities." Online transactions continue to gain a high level of consumer acceptance. Further, a recent report by International Data Corporation predicts that the consumer Internet commerce market will reach $68 billion in 1999 and nearly $1 trillion by 2002.

b.       The Products and Services

There are hundreds of thousands of music products available for sale. Our strategy is to offer an authoritative selection of both popular and hard-to-find musical instruments (pianos, organs, guitars, percussion, wind and string instruments), sound equipment (loudspeakers, amps, microphones), accessories (cables, music stands, instrument cases), consumables (guitar strings, picks, reeds, drumheads), printed music (sheet music, music books, song collections), music software (recording, editing, performance), music collectibles (rare and hard to find items) and novelty items (trophies/medals, note cards, jewelry) on our web site. We currently have over 60,000 items available for sale on our web site.

We have also developed two award winning piano education software titles, Piano Discovery and Piano Discovery for Kids. We currently sell these products on our web site and into retail distribution. Our long term strategy is to offer these items for sale exclusively on the internet.

We offer secure on-line shopping and have a Verisign-TM- Digital ID. Verisign-TM- Digital ID allows for encrypted communications and transactions over the Internet. Our customers can check the status of their orders on-line and we notify them by E-mail when their orders are shipped. While we verify their credit card during the order process, we do not charge our customers until we ship their order. All credit card transactions are processed by our e-commerce server.

Customers can contact us by E-mail or phone with product or support questions.

c.       Business Strategy

 Our goal is to become the leading music products on-line retailer. The principal elements of our business strategy are as follows:

Expansion Strategy. Our expansion strategy is to continue to increase our market share in the United States and to penetrate strategically selected overseas markets by creating versions of our web site in multiple languages and by locating distribution centers overseas.

We also believe there may be attractive opportunities to expand by selectively acquiring existing music products on-line retailers in the U.S. and overseas. We are presently investigating this avenue of growth.

Authoritative Selection of Merchandise. We offer over 60,000 products online and plan to extend our product offerings as quickly as possible. The largest retail outlets carry only an estimated 7,000 products.

Highly Interactive, Musician-Friendly On-Line Store. The purchase of musical instruments is a highly personal decision. We plan to provide on-line services to our customers that will help them in this decision making.

Superior Customer Service. Our strategy is to provide 7 days a week, 24 hours per day on-line customer service worldwide through our web site.

Innovative on-line Marketing Programs and Legacy Product Names. We plan to create on-line promotional programs such as forums, music events, auctions, locator services, chat rooms, etc. to build a sense of community among our customers. We believe these programs will help build a loyal customer base and encourage repeat on-line business. We plan to work closely with the Internet portals to establish and improve our priority when potential customers perform key word searches.

Pricing. We plan to offer competitive pricing in our markets. We generally mark our products down to partially cover the consumers' shipping costs.

2.       Distribution

Jump's products are primarily sold via the Internet. Our e-commerce sever is hosted by Global Center, an ISP that provides redundant connections to the Internet, backup power, and a secure building. We ship products to our customers from our Mountain View, California facility or drop ship to them directly from the manufacturer.

Our active URLs, JumpMusic.com and miraclepiano.com, are registered with Yahoo, Infoseek, Alta Vista, and other popular search sites on the Internet.

3.       Status of any Publicly Announced New Product or Service.

None.

4.       Competition.

Potential competition for the Company falls into the following categories:

Traditional Independent Music Stores. NAMM reports that there were 8,443 "brick & mortar" music stores in the U.S. in 1998, which each generated average revenues of about $700,000 annually.

Retail Music Product Chains. There are numerous small retail chains selling music products. Three of the largest are Guitar Center, Sam Ash Music, and MARS. Other chains include Musician's Friend, Thoroughbred Music, and Music Go Round. The chains are expanding their retail operations by adding new physical stores, and are slowly replacing the smaller chains and single location stores.

Music Products Catalogs. There are several music products catalogers, including Musician's Friend (owned by Guitar Center), American Music Supply, Sweetwater Sound, and Thoroughbred Music.

Music Products Publishers/Manufacturers. These companies are suppliers to the music products distribution channel and view this relationship as a distribution partnership. Therefore, it is unlikely that most of them would choose to compete directly with us, or the thousands of traditional music stores through which they obtain the vast majority of their revenues. However, some publishers and manufacturers may decide to offer their products for sale through their web sites.

Other E-Commerce Web Sites. There are dozens if not hundreds of web sites selling some music products needed by some amateur musicians, with no site yet having emerged as a market leader in music products. Below is a summary of the most visible sites:

Amazon.com is a well-funded publicly-traded company that primarily sells books via the internet although it has expanded its product line to include auction merchandise, electronics, toys, and recorded music products such as CD's. Amazon.com sells some printed music that it has acquired through its book publishers. This printed music is primarily classical compositions in the public domain.

Sunhawk.com was founded by two former Microsoft engineers to publish and distribute digital music scores. They have developed a proprietary music publishing and notation engine called Solero. Their catalog of several thousand titles is available for downloading and printing, including extensive classical listings in the public domain plus a number of Warner properties. Sunhawk is focused on allowing its site visitors to listen to the printed music available on its site and enabling purchasers to download sheet music to their local computers for printing. We believe that most amateur musicians prefer to order traditional paper-based printed music. The vast majority of sales in the printed music category are books of songs, not individual pieces of sheet music, reflecting a customer preference for pre-selected collections of material. To further support our belief, Sunhawk has recently started offering traditional paper-based printed music for sale on their site.

Sheet-music.com is a California-based privately-held company positioning itself as "The Marketplace for Musicians" offering printed music.

Musicianstore.com is based in San Francisco, CA and positions itself as "Music and Supplies for the Music Maker." They are privately held and sell printed music and a limited selection of other products.

According to NAMM, printed music sales in 1998 were $452.9 million or just under 7% of the total music products market.

Methods of Competition

Companies in the music products retail business compete by specializing in product lines and attracting customers by advertising, and word of mouth. Companies selling music products over the Internet, in addition to utilizing these methods, offer services on their web sites in order to attract customers. Based on our experience in the music products retail business, we believe that companies in this industry compete primarily on providing superior customer service and product selection, although offering competitive prices is also important.

JumpMusic.com's Approach

 We expect to successfully compete in the music products market by offering a comprehensive selection of music products on our web site at competitive prices and by also offering a large selection of community services on our web site such as used musical gear auctions, music teacher finder section, band member finder section, etc. In addition, because we plan to completely focus on the Internet, we believe we can offer superior technology in finding products for our customers than companies that have both a retail presence and a web site. Finally, we believe that we have a seasoned team, board of directors, and advisors that will prove to be an asset to the Company.

5.       Sources and Availability of Information and Principal Suppliers.

We obtain internet services from several suppliers including Global Center, Best Internet and Wolfe Internet. Products on our site are provided by a variety of companies including Hal Leonard, Warner Brothers, Yamaha, and Music Sales. Our e-commerce site has the capability to send new orders electronically or by fax to our suppliers.

6. Dependence on One or a Few Major Customers. We sell primarily to the end customer, and are not dependent on one or a few major customers.

7. Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and/or Labor Contracts.

We have a patent, 5,183,398 "Apparatus and Method for Interactive Instruction of a Student", on teaching music using a musical instrument connected to a computer. This patent was issued on February 2, 1993.

We have registered the following web domain names: JumpMusic.com, miraclepiano.com piano-offer.com, 800music.com, 800-music.com, musicsuperstore.com, guitar-offer.com, guitardiscovery.com, music-superstore.com, everything-music.com and topvalues.com.

We own the Piano Discovery-Registered Trademark- and Miracle Piano-Registered Trademark- trademarks.

8.       Government Approval.

No government approval is required for any of our current products or services.

9.       Effect of any Existing or Proposed Government Regulations.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase the our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, prospects, financial condition and results of operations.

Permits or licenses may be required from federal, state or local government authorities to operate on the Internet. No assurances can be made that such permits or licenses will be obtainable. We may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world.

10.      Research and Development Costs

Research and development expenses consist primarily of personnel and equipment costs required to conduct the development efforts on our web site. To date, we have spent approximately $300,000 in developing our web site. We expect to incur an additional $500,000 to $1,500,000 in additional development costs over the next two years. Software development costs are expended as incurred.

11.      Cost and Effects of Compliance with Environmental Laws and Regulations

We are not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, we do not own any real property that would lead to liability as a land owner. Therefore, we does not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.

12.      Employees

As of the date hereof, we employ 6 full-time employees and 6 part-time employees. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. Long term, we will attempt to hire additional employees as needed based on our growth rate.

ITEM 2 - PROPERTIES

         Our offices are located at 201 San Antonio Circle, Suite 105, Mountain View, California 94040. We pay $4,891.50 per month for 2,174 square feet of office space. We are currently renting on a month-to-month basis while we look for a larger facility.

ITEM 3 - LEGAL PROCEEDINGS

         To the knowledge of management, there is no material litigation pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)  MARKET INFORMATION

         The Company's common stock trades on the Over-the-Counter Bulletin Board under they symbol, "JMUS."

             The following table sets forth the high and low bid prices for the Company's common stock since its inception as reported in the over-the-counter market. The prices below also reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                         High            Low             Closing
              Quarter ended              Ask             Bid             Bid
              --------------------------------------------------------------------
              12/31/97*                 0 5/16           0 1/64          0 11/64
              3/31/98*                  0 5/16           0 1/64          0 1/32
              6/30/98*                  0 3/64           0 1/64          0 1/32
              9/30/98*                  0 3/64           0 1/64          0 1/32
              12/31/98*                 3 1/8            0 1/64          1
              3/31/99*                  11/4             01/4            0 3/4
              6/30/99                   41/2             41/2            4 1/2
              9/30/99                   41/2             11/2            2 1/2
              12/31/99                  21/4             03/4            1 3/4

              *Prices are for America's Finest Waters, Inc., prior to the May 5, 1999 merger with Jump Software, Inc.

         As of March 27, 2000 the Company had issued and outstanding 7,579,005 shares of Common Stock, of which approximately 4,086,991 shares were "restricted securities" within the meaning of Rule 144 of the Federal Securities Act of 1933, as amended.

         (b)  STOCKHOLDERS

         As of March 27, 2000, we had approximately 398 holders of Company Common Stock.

         As of March 27, 2000, we had approximately 33 holders of Series C Redeemable Convertible Preferred Stock (the "Preferred C Stock"), and 1,472,013 shares of Preferred C Stock were issued and outstanding.

         The Company's transfer agent is Interwest Stock Transfer 1981 E. Murray Holiday Road, Salt Lake City, UT 84117

         (c)  DIVIDENDS

         The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion contains figures relating to plans, expectations, future results, performance, events or other matters that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. When used in the Plan of Operations (see section below), words such as "estimate", "project", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve numerous risks and uncertainties pertaining to technology, development of the Company's products, and markets for such products, timing and level of customer orders, competitive products and pricing, changes in economic conditions and markets for the Company's products and other risks and uncertainties. Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as to the date of the Plan of Operations, being December 31, 1999, the date of the Company's last-completed fiscal year. The Company undertakes no obligation to release or deliver to investors revisions to these forward-looking statements to reflect events or circumstances after the date of the Plan of Operations, the occurrence of unanticipated events or other matters.

         OVERVIEW

         Over the last two years, we have instituted far-reaching changes in our plan of operation. We have transitioned from being a music software company to becoming an Internet e-commerce retail business specializing in consumer music products. For the most part, this transition occurred in 1998.

         A.       RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, selected financial information for the Company:

         ---------------------------------------------------------------------------------------
                                                                 YEAR ENDED DECEMBER 31
         ---------------------------------------------------------------------------------------
                                                              1999               1998
                                                           (AUDITED)           (AUDITED
         ---------------------------------------------------------------------------------------
         Revenues                                                 $1,041,052         $1,738,367
         ---------------------------------------------------------------------------------------
         Cost of Sales                                               410,235            806,417
         ---------------------------------------------------------------------------------------
         Gross Profit                                                630,817            931,950
         ---------------------------------------------------------------------------------------
         General, Administrative and Selling Expenses                998,474          1,843,867
         ---------------------------------------------------------------------------------------
         Other Income (Expenses)                                   (328,787)          (245,723)
         ---------------------------------------------------------------------------------------
         Income (Loss) Before Taxes                                (711,646)        (1,430,191)
         ---------------------------------------------------------------------------------------
         Provisions for Taxes                                            800                800
         ---------------------------------------------------------------------------------------
         Net Income (Loss)                                         (712,446)        (1,430,991)
         ---------------------------------------------------------------------------------------

         FISCAL YEAR ENDED DECEMBER 31, 1999 (AUDITED) AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998 (AUDITED)

         We generated revenues of $1,041,052 for the year ended December 31, 1999 as compared to revenues of $1,738,367 for the year ended December 31, 1998. This decrease in revenue is due to our transition from a software company to a e-commerce retail business, as discussed above. The decrease in revenue is partially offset by a significant decrease in the general administrative and selling expenses which were reduced from $1,843,867 to $998,474. This reduction in the general administrative and selling expenses was due primarily to a reduction in overhead inherent in running a software business, as we transitioned to becoming an e-commerce retail business. Other expenses increased from $245,723 to $328,787. The net loss of $1,430,991 for 1998 was reduced to $712,446 for 1999.

         B.       LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, our principal sources of liquidity included cash and net accounts receivable of $131,556 as compared to $132,448 for December 31, 1998.

         Current Assets decreased to $419,860 at December 31, 1999 from $491,577 at the end of 1998. The decrease was due to in part to a reduction in inventory. Total assets decreased to $450,316 at December 31, 1999 from $563,486 at December 31, 1998 due largely to the reduction of current assets. Current liabilities decreased from $3,125,198 at December 31, 1998 to $1,995,086 at December 31, 1999.

         To date, we have financed operations principally through net proceeds from private placements of debt and equity. Cash on hand, along with cash generated from the sale of products, signing of a new distribution agreement and collections of accounts receivable, is expected to be sufficient to meet our requirements through November 1, 2000. Our ability to fund continued operations beyond November 1, 2000 depends on raising additional capital and converting the majority of debt to equity. Should we be unable to raise additional capital and convert most of debt to equity, we will be required to significantly reduce operations, and reduce expenses. Such steps would likely have a material adverse effect on our ability to establish profitable operations in the future. We will continue to pursue other financing arrangements to increase its cash reserves. There can be no assurance we will be capable of raising additional capital or converting debt or that the terms upon which such capital or debt conversion will be available to us will be acceptable.

         We do not believe that inflation has had a significant impact on our operations since inception of the Company.

         C.       PLAN OF OPERATION

         We need to raise funds in order to grow according to plan. We hope to raise $3,000,000 by the end of 2000, $12,000,000 in 2001, and another
$12,000,000 in 2002. 75% of these funds will be used in marketing to acquire new customers. The remaining funds will be used in product development to expand and enhance our web site and in operations and customer service. There is no guarantee that we will be able to raise these funds.

         (b)      STATUS OF WARRANT ISSUANCES

         As of December 31, 1999 the Company had the following warrants to purchase common stock outstanding:

       =========================================================================================
                                     NUMBER OF WARRANTS     PRICE           CLASS OF SHARES
       -----------------------------------------------------------------------------------------
         David Anderson                         3,800       $0.03                Common
       -----------------------------------------------------------------------------------------
         Silicon Valley Bank                    6,196       $3.03                Common
       -----------------------------------------------------------------------------------------
         Charles Corfield                      41,801       $0.03                Common
       -----------------------------------------------------------------------------------------
         L. George Klaus                        9,500       $0.03                Common
       -----------------------------------------------------------------------------------------
         John Kohler                            9,500       $0.39                Common
       -----------------------------------------------------------------------------------------
         J. Earl May                            3,800       $0.03                Common
       -----------------------------------------------------------------------------------------
         Mark Walsen                            3,800       $0.03                Common
       -----------------------------------------------------------------------------------------
         John Warnock                          19,000       $0.39                Common
       -----------------------------------------------------------------------------------------
         Jack Kemp                             25,000       $1.00                Common
       -----------------------------------------------------------------------------------------
         Dick Mathews                         200,000       $5.125               Common
       -----------------------------------------------------------------------------------------
         Jan Mathews                          100,000       $5.125               Common
       -----------------------------------------------------------------------------------------
         Judy Mirich                           30,000       $0.25                Common
       -----------------------------------------------------------------------------------------
         Houlihan, Smith & Co.                 50,000       $1.00                Common
       -----------------------------------------------------------------------------------------
         Dick Mathews                         700,000       $0.25                Common
       -----------------------------------------------------------------------------------------
         Jan Mathews                          200,000       $0.25                Common
       =========================================================================================

         INDEBTEDNESS

                  As of December 31, 1999, our total liabilities were $1,972,086. In November 1999, Jan Mathews loaned the Company $175,000 in two transactions (see "Certain Relationships and Related Transactions"). In 1999, we executed Debt Conversion Agreements with many of our creditors, converting approximately $4,494,159 of debt to Preferred C Stock.

PART II - OTHER INFORMATION

ITEM 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have not have any disagreements with our independent accountants and have not made any changes to their financial statements.

ITEM 9, DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)      DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. Each year the stockholders elect the board of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was elected as an executive officer.

The directors and executive officers of the Company are as follows:

    NAME                 AGE              POSITION
    ----                 ---              --------
NAME                        AGE         OFFICE
----                        ---         ------
Richard W. Mathews          57          Chief Executive Officer, Chairman of the Board of Directors
Jerome W. Carlson           62          Acting Chief Financial Officer, Director
Jan M. Mathews              50          Chief Operating Officer, Director, Secretary
Jack F. Kemp                63          Director

         Richard W. Mathews, our Chief Executive Officer, and Jan M. Mathews, our Chief Operating Officer, have been married for 14 years.

Richard W. Mathews, Chief Executive Officer, Chairman of the Board of
Directors. Richard W. Mathews, Chief Executive Officer, Chairman of the Board of Directors. Mr. Mathews has worked full-time with the Company since its inception. He became it's Chief Executive Officer and Chairman of the Board on January 26, 1994 when he founded the Company and has continued to serve the Company in these roles up to the present date. His current term as Chairman of the Board of Directors commenced on May 5, 1999. Prior to founding the Company, Mr. Mathews held senior engineering management positions with Claris, Aldus, Columbia Data Products and Nomadic Systems. As Vice President of Product Development and Strategic Alliances for Claris Corporation, Mr. Mathews was responsible for the strategic planning and implementation of the migration of Claris s product line to the Windows platform. While at Claris, Mr. Mathews managed the development of ClarisWorks, FileMaker Pro, MacWrite Pro, Claris CAD, Mac Project, and other software products. As Vice President of Product Development for Aldus, Mr. Mathews managed the development of PageMaker 3.0 and 4.0 for the Mac and Windows platforms and Persuasion for Windows. As Chief Engineer for Xerox
Office Products Division, Mr. Mathews led the team that produced the 860 word processor and the 820 personal computer. While with Xerox, in 1981 Mr.
Mathews sponsored the skunkworks project that prototyped an Intel-based personal computer using the Xerox Star interface. As Vice President of Product Development and Strategic Planning at Columbia Data Products, Mr. Mathews was responsible for the development of some of the first
IBM-compatible computers, including desktops, portables, and the first hard drive-based PC. Mr. Mathews managed teams that developed ROM BIOS, modified
GW Basic for IBM compatibility. Mr. Mathews served as Vice President of Engineering at Nomadic Systems where he was responsible for SmartSyncTM, a program that synchronized data between personal computers. He also served as Manager of the Eastern Data Communications Center for Motorola where he was responsible for the development, sales and installation of computer-aided dispatching systems. Mr. Mathews has a BSE in Electrical Engineering from the John Hopkins University night school and an MS in Computer Science from John Hopkins University.

Jerome W. Carlson, acting Chief Financial Officer and Director. Mr. Carlson became our acting Chief Financial Officer on May 5, 1999. Mr. Carlson has been President of Raljer, Inc., a management consulting firm, since January 1995, specializing in assisting start-up companies and mid-size company re-organizations. He is also our Chief Financial Officer on a part-time basis. We expect to have a full-time CFO by the end of 1999. He has acted as an advisor to several companies in the Software Business Cluster, a start-up incubator, in San Jose, and is currently involved in the formation of a start-up incubator, in Livermore, CA, along with representatives of Lawrence Livermore Labs, Sandia Labs, Tri-Valley Business Council and other businesses. He recently was a founder in aiding the start-up of the Valley Community Bank, in Pleasanton, CA, and is now a director. The bank was formed to focus on serving the needs of small businesses in an area where a number of new software, communications and bio-tech companies are being formed.

Mr. Carlson also serves on the board of DBS Industries, in Mill Valley, CA, a start-up company which will provide satellite communications for specific industries using relatively low cost Leo satellite technology. From 1984 to 1990, Mr. Carlson served as the Chief Financial Officer for Triad Systems Corporation , in Livermore, CA, responsible for all financial and legal functions, and along with the leasing and business supplies operation which served hundreds of the company's customers. From 1961 to 1984, Mr. Carlson served in various positions with Hewlett Packard Company, in the Bay Area. where he managed the service support operation for the Western United States, was general manager of one of the company's first computer divisions and later became the company's first corporate controller. As controller, he instituted a unique world-wide reporting and control system that gave corporate management visibility and control over nearly a hundred separate business operations that spanned across divisional boundaries. Mr. Carlson holds an M.B.A. from the Stanford Graduate School of Business and a B.S. degree in Economics from the University of California, at Davis.

Jan M. Mathews, Chief Operating Officer, Corporate Secretary and Director. Ms. Mathews has served the Company as Chief Operating Officer, Corporate Secretary, and Director continually since the commencement of the Company on January 26, 1994. Her current term commenced on May 5, 1999. In addition, Ms. Mathews was Vice President of Marketing for Catalog City, an internet startup focused on the catalog industry from December 1997 through March 1998. From October 1993 through May 1999, Jan served as Vice President of Marketing for Jump! Software Inc. where she directed the repositioning of ConcertWare, a leading notation software program and developed the Piano Discovery infomercial staring Herbie Hancock. In May 1999 she was promoted to Chief Operating Officer. Ms. Mathews has over eighteen years experience in sales and marketing management for high technology and industrial product companies. As President and founder of Bumblebee Software, Inc., Ms. Mathews launched dBFast/Windows and dBFast/Mac, the first Windows and Macintosh dBASE compatible database and compiler. At Bumblebee, Ms. Mathews negotiated marketing partnerships with Microsoft to promote Windows and with Novell to promote dBFast/Windows as an SQL front end to NetWare.

As Director of Marketing and Corporate Communications for Columbia Data Products, Ms. Mathews managed Columbia's advertising and public relations. As Executive VP and Director of Luhrs & Lange Advertising, Inc., Ms. Mathews marketed high tech products for Fortune 500 businesses. She created a subsidiary company to develop and market consumer products for PCs. She also worked with Nomadic Systems as Director of Product Marketing for SmartSync?, a Windows synchronization utility.

Jack F. Kemp, Director. Mr. Kemp was appointed to the Board of Directors to fill a vacancy on June 1 1999. Prior to founding Empower America in 1993, Mr. Kemp served for four years as Secretary of Housing and Urban Development. Before his appointment to the Cabinet, Mr. Kemp represented the Buffalo area and Western New York for 18 years in the United States House of Representatives. Mr. Kemp also co-founded the AFL Players Association and was elected president for five terms. He is on the Board of Habitat for Humanity and Chairman of Habitat's National Campaign for Rebuilding our Communities. Mr. Kemp has been self-employed for over five years.

Mr. Kemp is on the Boards of Oracle Corporation, Proxicom Inc., Speedway Motorsports, Inc., Everen Capital, Carson Inc., The Sports Authority, Inc., and American Bankers Insurance Group, Inc.

         (b)      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT
OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. One of our former officers and directors, Valorie Cook Carpenter, submitted her Form 5 for the year 1999 late.

ITEM 10-EXECUTIVE COMPENSATION

         (a)      SUMMARY COMPENSATION AND OPTIONS

         The following table and attached notes sets forth the compensation of our executive officers during each of the last three fiscal years. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance, reimbursement of expense, and other benefits provided to such individual that are extended in connection with the ordinary conduct of our business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation. We have no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed by us.

                           SUMMARY COMPENSATION TABLE

======================================================================================================================

                                      ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                                                                              AWARDS                  PAYOUTS
NAME AND PRINCIPAL                                       OTHER       RESTRICTED                          ALL OTHER
POSITION                                                 ANNUAL      STOCK         OPTIONS    LTIP       COMPEN-SATION
                          YEAR   SALARY         BONUS    COMPEN-     AWARDS        SARS       PAYOUTS
                                                         SATION
----------------------------------------------------------------------------------------------------------------------
Richard W. Mathews        1999   $165,000(3)     -0-         -0-         -0-       350,000      -0-       -0-
------- -- -------        ----   ---------       ---     -------         ---       -------    --------    ---
Chief Executive Officer   1998   $  80,700       -0-         -0-         -0-           -0-      -0-       -0-
----- --------- -------   ----   -  ------       ---     -------         ---       -------    --------    ---
                          1997   $170,000        -0-         -0-         -0-           -0-      -0-       -0-
                          ----   --------        ---     -------         ---       -------    --------    ---

Jan M. Mathews            1999   $150,000        -0-        -0-          -0-       200,000      -0-       -0-
--- -- -------            ----   --------        ---        ---          ---       -------    --------    ---
Chief Operating Officer   1998   $  26,912       -0-        -0-          -0-           -0-      -0-       -0-
----- --------- -------   ----   -  ------       ---        ---          ---       -------    --------    ---
                          1997   $145,800      $10,500    $14,190(4)     -0-           4,560    -0-       -0-
                          ----   --------      -------    --------       ---           -----  --------    ---

Jerome W. Carlson         1999       -0-         -0-        -0-          -0-         6,000      -0-       -0-
------ -- -------         ----       ---         ---        ---          ---         -----    --------    ---
Chief Financial Officer   1998       -0-         -0-        -0-          -0-           -0-      -0-       -0-
----- --------- -------   ----       ---         ---        ---          ---       -------    --------    ---
                          1997       -0-         -0-        -0-          -0-         2,090      -0-       -0-
                          ----       ---         ---        ---          ---         -----    --------    ---
----------------------------------------------------------------------------------------------------------------------

         3.  PROJECTED.
         4.  ACCRUED SALARY FROM 1996.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

         We did not grant any stock options during our 1998 fiscal year.

----------------------------------------------------------------------------------------------------------------------
NAME                           NUMBER OF          PERCENT OF TOTAL      EXERCISE OR BASE PRICE      EXPIRATION DATE
                               SECURITIES       OPTIONS/SARS GRANTED            ($/SH)
                               UNDERLYING         TO EMPLOYEES IN
                              OPTIONS/SARS          FISCAL YEAR
                              GRANTED (#)
----------------------------------------------------------------------------------------------------------------------
Richard W. Mathews                 350,000             39.5%           $3.59 (250,000 shares)    5/5/09
                                                                       $0.175 (100,000 shares)   (250,000 shares)
                                                                                                 12/1/09
                                                                                                 (100,000 shares)
----------------------------------------------------------------------------------------------------------------------
Jan M. Mathews                     200,000             22.6%           $3.59 (150,000 shares)    5/5/09 (150,000 shares)
                                                                       $0.175 (50,000 shares)    12/1/09 (50,000
                                                                                                 shares)
----------------------------------------------------------------------------------------------------------------------
Jerome W. Carlson                   6,000               0.7%            $3.59                    5/5/99
-------------------------- ------------------- ----------------------- ------------------------- ----------------------

         (b)      EMPLOYMENT CONTRACTS


         We have entered into employment contracts with Richard W. Mathews, our Chief Executive Officer and Jan M. Mathews, our Chief Operating Officer and Secretary.

         Our employment contract with Mr. Mathews provides that he shall be employed for three years, commencing on May 5, 1999 and terminating on May 4, 2002. Mr. Mathews' salary is $13,750 per month. Each January 1st, Mr. Mathews' salary is increased by 6%. In addition, the contract provides that Mr. Mathews shall get a bonus of 0.4% of gross sales over $2,000,000 per fiscal year, but his maximum yearly bonus is limited to $200,000.

         Our employment contract for Jan M. Mathews is for a term of three years, commencing on May 5, 1999 and terminating on May 4, 2002. Ms. Mathews' salary is $6,250 per month with an increase of 6% every January 1st. The contract also provides that Ms. Mathews shall get a bonus of 0.2% of gross sales over $2,000,000, but her maximum yearly bonus is limited to $150,000.


         (c)      COMPENSATION OF DIRECTORS

         Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings. In addition, the Company has granted directors stock options to purchase common stock exercisable from 5/5/99 to 12/1/09 at the price of $0.175 to $3.59 per share as follows to its directors and officers in the following numbers: Richard Mathews, 350,000 shares; Jan Mathews, 200,000 shares; Jerome Carlson, 6000 shares; Jack Kemp, 25,000 shares.

ITEM 11-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of March 27, 2000, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and officers, and
(iii) all officers and directors as a group:

         The following disclosure is based upon the share ownership as of the year ended August 31, 1999.

------------------------------------------------------ ------------------------------- -------------------------------
NAME                                                          NUMBER OF SHARES            PERCENTAGE BENEFICIALLY
                                                                                                   OWNED
------------------------------------------------------ ------------------------------- -------------------------------
Lee J.  Lorenzen  and  Julie  Lorenzen  as a  married                       1,063,634               14%
couple (2)
------------------------------------------------------ ------------------------------- -------------------------------
Richard W.  Mathews  and Jan M.  Mathews as a married                       2,161,829               25%
couple (2)
------------------------------------------------------ ------------------------------- -------------------------------
Jerome W. Carlson (2)                                                          59,556                *
------------------------------------------------------ ------------------------------- -------------------------------
Jack F. Kemp (2)                                                               60,972                *
------------------------------------------------------ ------------------------------- -------------------------------
All officers and directors as a group (4 persons)                                                   26%
------------------------------------------------------ ------------------------------- -------------------------------

---------------
(1) Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person or group holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person or group.
(2) c/o Company's address: 201 San Antonio Circle, Suite 105, Mountain View, CA 94040.
 *       Less than one percent.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         On March 31, 1999, we borrowed $200,000 from Lee Lorenzen, who along with his wife, Julie Lorenzen, is one of our largest shareholders. This loan is pursuant to a verbal agreement. The loan is unsecured and has an interest rate of 8%. Pursuant to our agreement with Mr. Lorenzen, we are not required to repay this loan until we have adequate funds to repay it.

         On November 12 1999, we borrowed $25,000 from Jan Mathews, our Chief Operating Officer and Secretary, one of our Directors, and husband to our President and CEO, Richard Mathews., . This loan is unsecured and is documented by an Unsecured Promissory Note . This loan has an interest rate of 8%, and requires quarterly interest payments commencing January 1, 2000.
All principal and interest under this loan is due and payable on December 31, 2000.

         On November 19 1999, we borrowed $155,000 from Jan Mathews, our Chief Operating Officer and Secretary, one of our Directors, and husband to our President and CEO, Richard Mathews., . This loan is unsecured and is documented by an Unsecured Promissory Note . This loan has an interest rate of 8%, and requires quarterly interest payments commencing January 1, 2000.
All principal and interest under this loan is due and payable on December 31, 2000.

                                     PART IV


ITEM 13 - EXHIBITS AND REPORTS


      (a)         EXHIBITS

Exhibit No.     Document Description
2.1         Articles of Merger, filed May 5, 1999*
3.1         Articles of Incorporation of JumpMusic.com, Inc. dated May 31, 1988*
3.2         Amendment to Articles of Incorporation of JumpMusic.com, Inc.*
3.3         Bylaws dated June 3, 1988*
10.1        1995 Stock Option Plan*
10.2        1999 Incentive and Non-statutory Stock Option Plan**
10.3        Office Lease Agreement, dated July 25, 1994*
10.4        First Amendment to Lease, dated July 25, 1994*
10.5        Second Amendment to Lease, dated July 25, 1994*
10.6        Employment Agreement with Richard Mathews*
10.7        Employment Agreement with Jan Mathews*
10.8        Unsecured Promissory Note dated November 12, 1999
10.9        Unsecured Promissory Note dated November 19, 1999
10.10       Form of Debt Conversion Agreement
27.1        Financial Data Schedule

*Incorporated by reference from Registration Statement 10-SB-12G filed by the Company on July 23, 1999

** Incorporated by reference from Registration Statement 10-SB-12G/A filed by the Company on September 8, 1999

     (b)      REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the last quarter of the period covered by this report.

In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

JUMPMUSIC.COM, INC.

  /s/  Richard W. Mathews
-----------------------------------------
By: Richard W. Mathews
Its: Chief Executive Officer and Chairman


Signature                                                     Title                     Date

  /s/  Richard W. Mathews                   Chief Executive Officer                     March 28, 2000
--------------------------------------      and Chairman
Richard W. Mathews



  /s/  Jan W. Mathews                       Chief Operating Officer and                 March 28, 2000
--------------------------------------      Director
Jan M. Mathews



  /s/  Jerome W. Carlson                    Acting Chief Financial Officer              March 28, 2000
--------------------------------------      and Director
Jerome W. Carlson



  /s/  Jack F. Kemp                         Director                                    March 28, 2000
--------------------------------------
Jack F. Kemp

                               JUMPMUSIC.COM, INC.

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                                 C O N T E N T S

Accountants' Report .................................................... 3

Consolidated Balance Sheets ............................................ 4

Consolidated Statements of Operations .................................. 6

Consolidated Statements of Stockholders' Equity......................... 7

Consolidated Statements of Cash Flows .................................. 9

Notes to the Consolidated Financial Statements ......................... 10

[LETTERHEAD]
-------------------------------------------------------------------------------


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of JumpMusic.Com, Inc.


We have audited the accompanying consolidated balance sheet of JumpMusic.Com, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JumpMusic.Com, Inc. as of December 31, 1999 and 1998 and the consolidated results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring operating losses for the past several years and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ CROUCH, BIERWOLF & CHISHOLM

Salt Lake City, Utah
February 25, 2000

                                                JumpMusic.Com, Inc.
                                            Consolidated Balance Sheets

                                                      ASSETS
                                                      ------

                                                                                     December 31
                                                                            1999                    1998
                                                                      ------------------      ----------------
CURRENT ASSETS

   Cash and Cash Equivalents (Note 1)                                 $           59,874      $          5,961
   Accounts receivable (net of allowance for doubtful
     accounts of $60,638 and $172,579, respectively)                              71,682               126,487
   Inventory (Note 5)                                                            288,304               359,129
                                                                      ------------------      ----------------

     Total Current Assets                                                        419,860               491,577
                                                                      ------------------      ----------------

PROPERTY & EQUIPMENT (Note 1)

   Computer and Music equipment                                                   46,330                50,016
   Trade show booth                                                                 -                   33,915
   Furniture and equipment                                                        36,902                36,902
   Leasehold improvements                                                         17,865                17,865
                                                                      ------------------      ----------------

                                                                                 101,097               138,698
   Less:
     Accumulated depreciation                                                    (74,115)              (70,785)
                                                                      ------------------      ----------------

     Total Property & Equipment                                                   26,982                67,913
                                                                      ------------------      ----------------

OTHER ASSETS

    Organization costs (Note 1)                                                     -                      522
    Deposits                                                                       3,474                 3,474
                                                                      ------------------      ----------------

    Total Other Assets                                                             3,474                 3,996
                                                                      ------------------      ----------------

     TOTAL ASSETS                                                     $          450,316      $        563,486
                                                                      ==================      ================

    The accompanying notes are an integral part of these financial statements

                                                JUMPMUSIC.COM, INC.
                                       Consolidated Balance Sheets continued

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     December 31,
                                                                             1999                   1998
                                                                      ------------------      ----------------
CURRENT LIABILITIES
   Accounts payable                                                   $          383,814      $      1,169,187
   Accrued expenses                                                              167,046               264,824
   Deferred salaries                                                              95,208               249,331
   Deferred revenue                                                               81,000                70,000
   Current portion of long-term liabilities (Note 4)                           1,268,018             1,371,856
                                                                      ------------------      ----------------

     Total Current Liabilities                                                 1,995,086             3,125,198
                                                                      ------------------      ----------------

LONG TERM LIABILITIES (Note 4)

   Notes payable                                                                 150,000               150,000
   Notes payable-related party                                                 1,113,000             4,381,000
   Capital lease obligations                                                       7,874                 7,874
   Less current portion                                                       (1,268,018)           (1,371,856)
                                                                      ------------------      ----------------

     Total long term Liabilities                                                   2,856             3,167,018
                                                                      ------------------      ----------------

     TOTAL LIABILITIES                                                         1,997,942             6,292,216
                                                                      ------------------      ----------------

REDEEMABLE PREFERRED STOCK (Note 8)

   Series C Redeemable convertible Preferred stock,
   authorized 2,500,000 shares, issued and outstanding
   1,472,013 and 0 shares, respectively                                        4,494,154                  -
                                                                      ------------------      ----------------

STOCKHOLDERS' EQUITY

   Series A Convertible Preferred stock, authorized
   14,000,000 shares, issued and outstanding
     0 and 4,151,793 shares, respectively
    Liquidation value $4,774,562                                                      -                  4,152
   Series B Convertible Preferred stock, authorized
   287,327 shares, issued and outstanding
    0 and 287,327 shares, respectively
    Liquidation value $330,426                                                        -                    287
   Common stock, authorized 50,000,000 shares,
     issued and outstanding 7,589,661 and
      3,179,005 shares, respectively                                               7,590                 3,179
   Additional paid in capital                                                  6,785,296             6,385,872
   Retained deficit                                                          (12,834,666)          (12,122,220)
                                                                      ------------------      ----------------

     Total Stockholders' Equity                                               (6,041,780)           (5,728,730)
                                                                      ------------------      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $450,316              $563,486
                                                                      ==================      ================

       The accompanying notes are an integral part of these financial statements

                                                JUMPMUSIC.COM, INC.
                                       Consolidated Statements of Operations

                                                                                         December 31
                                                                                    1999            1998
                                                                                ------------   --------------
REVENUES                                                                          $1,041,052   $    1,738,367

COST OF SALES                                                                        410,235          806,417
                                                                                ------------   --------------

GROSS PROFIT                                                                         630,817          931,950
                                                                                ------------   --------------

SELLING EXPENSES                                                                      15,202          272,551

GENERAL & ADMINISTRATIVE
   EXPENSES                                                                          998,474        1,843,867
                                                                                ------------   --------------

TOTAL
   OPERATING EXPENSES                                                              1,013,676        2,116,418
                                                                                ------------   --------------

OPERATING INCOME (LOSS)                                                             (382,859)      (1,184,468)
                                                                                ------------   --------------

OTHER INCOME AND (EXPENSES)

   Miscellaneous income                                                                 -              32,419
   Interest expense                                                                 (328,787)        (278,142)
                                                                                ------------   --------------

     Total Other Income
         and (Expenses)                                                             (328,787)        (245,723)
                                                                                ------------   --------------

INCOME (LOSS) BEFORE
   INCOME TAXES                                                                     (711,646)      (1,430,191)

PROVISION FOR INCOME
   TAXES (Note 1)                                                                        800              800
                                                                                ------------   --------------

NET INCOME (LOSS)                                                               $   (712,446)    $ (1,430,991)
                                                                                ============   ==============

NET INCOME (LOSS)
    PER COMMON SHARE                                                            $       (.10)    $       (.24)
                                                                                ============   ==============

WEIGHTED AVERAGE OUTSTANDING SHARES                                                7,004,175        5,843,858
                                                                                ============   ==============


    The accompanying notes are an integral part of these financial statements

                               JUMPMUSIC.COM, INC.
                Consolidated Statements of Stockholders' Equity
                From December 31, 1997 through December 31, 1999

                                             Series A               Series B
                                          Preferred Stock        Preferred Stock       Common Stock       Additional     Retained
                                       --------------------   --------------------   -----------------     Paid-in       Earnings
                                        Shares      Amount      Shares     Amount     Shares    Amount     Capital       (Deficit)
                                       ---------  ---------   ---------  ---------   ---------  -------   ----------   ------------
Balance on December 31, 1997           4,108,315      4,109     187,327        187   3,179,005    3,179    6,136,015    (10,691,229)

Stock issued for services                 43,478        43           -          -           -        -        49,957             -

Stock issued for cash                         -          -      100,000        100          -        -       199,900             -

Net income (loss) for the year
ended December 31, 1998                       -          -           -          -           -        -            -      (1,430,991)
                                       ---------  ---------   ---------  ---------   ---------  -------   ----------   ------------

Balance on December 31, 1998           4,151,793      4,152     287,327        287   3,179,005    3,179    6,385,872    (12,122,220)

Reverse acquisition
and reorganization
adjustment (Note #3)                  (4,151,793)    (4,152)   (287,327)      (287)  4,400,000    4,400      364,702             -

Common shares issued for
cash at $.395                                 -          -           -          -       10,656       11        4,195             -

Forgiveness of debt by
shareholder classified as a
capital contribution                          -          -           -          -           -        -        30,527             -

Net income (loss) for the
year ended December 31, 1999                  -          -           -          -          -         -            -        (712,446)
                                       ---------  ---------   ---------  ---------   ---------  -------   ----------   ------------
Balance on December 31, 1999                  -   $      -           -   $      -    7,589,661  $ 7,590   $6,785,296   $(12,834,666)
                                       =========  =========   =========  =========   =========  =======   ==========   ============

    The accompanying notes are an integral part of these financial statements

                               JUMPMUSIC.COM, INC.
                      Consolidated Statements of Cash Flows

                                                                             December 31
                                                                      1999                  1998
                                                               -----------           -----------
Cash Flows From Operating Activities

Net income (loss)                                              $  (712,446)          $(1,430,991)
Non-cash items:
   Depreciation & amortization                                      37,768                61,642
   Bad debt                                                            -                  16,977
   Loss on disposal of assets                                        3,721                   -
   Stock issued for services                                           -                  35,854
   Conversion of payables, accruals and
    deferred expense to Preferred Stock                          1,051,154                   -
   Forgiveness of payables by shareholder                          279,859                   -
(Increase)/decrease in current assets:
   Accounts receivable                                              54,973               362,075
   Prepaid Expenses                                                    -                  25,500
   Inventory                                                        70,825               238,187
Increase/(decrease) in current liabilities:
   Accounts payable                                               (785,373)              231,987
   Deferred salaries                                              (154,123)              249,332
   Accrued expenses                                                (97,779)              (51,690)
   Deferred revenue                                                 11,000               (80,000)
                                                               -----------           -----------

     Net Cash Provided (Used) by Operating Activities             (240,421)             (341,127)
                                                               -----------           -----------

Cash Flows from Investing Activities
  Purchase of property and equipment                                   (36)              (12,594)
  Cash paid for deposits                                               -                    (306)
                                                               -----------           -----------

     Net Cash Provided (Used) by Investing Activities                  (36)              (12,900)
                                                               -----------           -----------

Cash Flows from Financing Activities
  Cash received from acquisition                                   115,164                   -
  Cash from sale of stock                                            4,206               200,000
  Cash received from debt financing                                175,000                75,000
  Principal payments on long-term debt                                 -                  (3,674)
  Capital contributions by shareholders                                -                     -
                                                               -----------           -----------

     Net Cash Provided (Used) by Financing Activities              294,370               271,326
                                                               -----------           -----------

    Increase/(decrease) in Cash                                     53,913               (82,701)

Cash and Cash Equivalents at
    Beginning of Period                                              5,961                88,662
                                                               -----------           -----------

Cash and Cash Equivalents at
    End of Period                                              $    59,874           $     5,961
                                                               ===========           ===========

Supplemental Cash Flow Information:
  Cash paid for interest                                       $    16,500           $    25,667
  Cash paid for income taxes                                   $       -             $      -

Non-cash financing transaction:
  Purchase of equipment with lease obligations                 $       -             $      -

                                   JUMPMUSIC.COM, INC.
                             Notes to the Financial Statements
                                 December 31, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies

         a.      Organization

                 The financial statements presented are those of JumpMusic.Com, Inc. (The Company). The Company was incorporated under the laws of the State of California on January 26, 1994 as Jump! Software, Inc. On April 26, 199 the Company changed the name to JumpMusic.Com, Inc. pursuant to a merger agreement, (See Note 13). The Company develops, publishes and markets interactive music software and hardware products for the consumer market.

         b.      Recognition of Revenue / Deferred Revenue

                 The Company recognizes income and expense on the accrual basis of accounting. Revenue from sales of software and hardware products is recorded on the date of shipment. During 1997 the Company signed an agreement with a Japanese company giving them the right to market a japanese version of the "Piano Discovery". The agreement expired in 1999 and was extended for another 5 years. The Company received $90,000 for this extension and has deferred this revenue and will amortize it over the life of the agreement.

         c.      Earnings (Loss) Per Share

                 The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                     Fully diluted earnings per share has not been presented
             because it equals primary earnings per share. Options which are exercisable into 1,123,708 common shares have been excluded from fully-diluted earnings per share because their effects are anti-dilutive.

             d.      Provision for Income Taxes

                     No provision for income taxes have been recorded due to
             net operating loss carryforwards totaling approximately $12,835,000 that will be offset against future taxable income. These NOL carryforwards will begin to expire in the year 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

                     Deferred tax asset and the valuation account is as follows:

                                                                   1999               1998
                                                              ----------------   ---------------
             Deferred tax asset:
                 NOL carryforward                             $     4,360,000    $    4,100,000

                 Valuation allowance                               (4,360,000)       (4,100,000)
                                                              ---------------    --------------
                                                              $           -      $         -
                                                              ================   ==============

                               JUMPMUSIC.COM, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies (Continued)

             e.      Cash and Cash Equivalents

                     The company considers all highly liquid investments with
             maturities of three months or less to be cash equivalents.

             f.      Property and Equipment

                     Expenditures for property and equipment and for renewals
             and betterments, which extend the originally estimated economic life of assets or convert the assets to a new use, are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations.

                     The provision for depreciation is calculated using the
             straight-line method over the estimated useful lives of the assets. Depreciation expense for the periods ended December 31,1999 and 1998 is $37,246 and $29,443, respectively.

             g.      Concentrations

                     At December 31, 1998, three customers accounted for 27%,
             17% and 10% of accounts receivable.

             h.      Fair Value of Financial Instruments

                     Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

                     Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.

             i.      Stock-Based Compensation

                     In October 1995, the Financial Accounting Standards Board
             issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock- Based Compensation", which is effective for the Company's financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock based compensation in accordance with the provisions of APB No. 25 and presents disclosures required by SFAS No. 123.

                                JUMPMUSIC.COM, INC.
                    Notes to the Consolidated Financial Statements
                             December 31, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies (Continued)

             j.      Consolidation Policy

                     The December 31, 1999 financial statements are consolidated financial statements including the books of JumpMusic.Com, Inc and America's Finest Waters, Inc. All Intercompany transactions and accounts have been eliminated in the consolidation.

NOTE 2 - Going Concern

                     The accompanying financial statements have been prepared
             assuming that the company will continue as a going concern. The company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to raise additional funds through a public offering of its stock and expand its internet business to generate necessary revenues.

NOTE 3 - Related Party Transactions

                     During the years ended December 31, 1999, the Company
             received $175,000 in notes payable from Jan Mathews a shareholder and officer of the Company. The entire balance is outstanding at December 31, 1999.

                     During 1998, various shareholders loaned funds to the
             Company as described in Note 4. During 1999, $3,443,000 of this debt was converted to Preferred C Stock.

                     The President, Richard Mathews, loaned the Company $5,500
             during 1998. It was converted to capital in anticipation of the merger.

                     During 1999, Richard and Jan Mathews, both officers of the
             Company, forgave deferred compensation owed them in the amount of $279,859. The forgiveness was classified as a capital contribution.

NOTE 4 - Long-Term Liabilities

                     Long Term Liabilities are detailed in the following
             schedules as of December 31, 1999 and 1998.

                                                                                          December 31,
             Notes payable is detailed as follows:                                   1999                1998
                                                                           ------------------   ----------------
             Note payable to a corporation, due
             May 5, 1998, bears interest at 10%,
             convertible to preferred stock                                           150,000            150,000
                                                                           ------------------   ----------------

             Total Notes Payable                                                      150,000            150,000
                                                                           ------------------   ----------------

                               JUMPMUSIC.COM, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 4 - Long-Term Liabilities (continued)

                                                                                           December 31,
                                                                                      1999               1998
                                                                           ------------------   ----------------
             Notes payable related party is detailed as follows:

             Note payable to a shareholder, due
             December 31, 1999, bears interest at 8%,
             convertible to preferred stock                                             -                 25,000

             Note payable to a shareholder, due
             June 30, 1998, bears interest at 12%,
             convertible to preferred stock                                              -               358,000

             Note payable to a shareholder, due
             October 29, 1997, non-interest bearing
             convertible to preferred stock                                              -               135,000

             Note payable to a shareholder, due
             March 31, 1998, non-interest bearing
             convertible to preferred stock                                           700,000            700,000

             Note payable to a shareholder, due
             March 31, 1998, bears interest at 8%,
             convertible to preferred stock                                              -               150,000

             Note payable to a shareholder, due
             December 1, 1998, bears interest at 8%,
             convertible to preferred stock                                            38,000             38,000

             Note payable to a shareholder, due
             December 31, 1998, bears interest at 8%,
             convertible to preferred stock                                             -                 50,000

             Note payable to the president of the Company,
             bears interest of 8%, unsecured note                                     175,000                 -

             Note payable to founders of the Company,
             bear interest of 8%, secured by inventory                                200,000          2,925,000
                                                                           ------------------   ----------------

             Total notes payable - related party                                    1,113,000          4,381,000
                                                                           ------------------   ----------------

                               JUMPMUSIC.COM, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 4 - Long-Term Liabilities (continued)

             Capital lease obligations are detailed in the following schedule as of December 31, 1999 and 1998:

                                                                                         December 31,
                                                                                 1999                 1998
                                                                           ------------------   ----------------
             Capital lease obligation to a corporation
             for computer equipment, lease payments due
             monthly of $306 through June 2002, bears
             interest at 12%, secured by computer
             equipment.                                                    $            7,874   $         7,874
                                                                           ------------------   ----------------

             Total Lease Obligations                                                    7,874             7,874
                                                                           ------------------   ----------------

             Total long term liabilities                                            1,270,874         4,538,874

             Less current portion of:
               Notes payable                                                          150,000           150,000
               Notes payable - related party                                        1,113,000         1,218,000
               Capital lease obligations                                                5,018             3,856
                                                                           ------------------   ----------------

             Total current portion                                                  1,268,018         1,371,856
                                                                           ------------------   ----------------
             Net Long Term Liabilities                                     $            2,856   $     3,167,018
                                                                           ==================   ================

             Future minimum principal payments on notes payable are as follows at December 31, 1999:

                     1999                                                                             1,263,000
                     2000                                                                                   -
                     2001                                                                                   -
                     2002                                                                                   -
                     2003                                                                                   -
                                                                                                ----------------
                     Total notes payable                                                        $     1,263,000
                                                                                                ================

             Future minimum lease payments are as follows:

                     2000                                                                                 3,670
                     2001                                                                                 3,670
                     2002                                                                                 1,830
                                                                                                ----------------
                                                                                                          9,170

                     Less portion representing interest                                                  (1,296)
                                                                                                      ----------
                     Total                                                                      $         7,874
                                                                                                ================

                               JUMPMUSIC.COM, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 5 - Inventories

                     Inventories consist of the following at December 31, 1999 and 1998:

                                                                                  1999                1998
                                                                           ------------------   ----------------
                     Electrical Parts                                      $         242,487    $        357,609
                     Finished Goods                                                   45,817               1,520
                                                                           ------------------   ----------------
                                                                           $         288,304    $        359,129
                                                                           ==================   ================

                     Inventories are valued at the lower of cost or market.
             Obsolete inventory is written off the books at point of obsolescence as determined by management.

NOTE 6 - Use of Estimates in the Preparation of Financial Statements

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.

NOTE 7 - Stockholders' Equity

             CONVERTIBLE PREFERRED STOCK (SERIES A)

                     The rights, preferences and privileges of the
             preferred shareholders are as follows:

             DIVIDENDS
             Holders of Series A Preferred Stock (the Preferred Stock) are entitled to receive dividends of $0.09 per share per annum, in preference to any payment of cash dividends declared or paid on shares of common stock. Dividends on Preferred Stock are noncumulative and are payable as determined by the Board of Directors. As of December 31, 1999, no dividends have been declared.

             LIQUIDATION
             Holders of Preferred Stock are entitled to liquidation preferences over common shareholders to the extent of $0.09 per share of Preferred Stock, plus all declared but unpaid dividends. If funds are insufficient to make a complete distribution to the preferred shareholders, such shareholders will share in the distribution of the Company assets on a pro rata basis in proportion to the aggregate preferential amounts owed each shareholder. After payment has been made to the preferred shareholders, any remaining assets and funds are to be distributed equally among the holders of the Common Stock based upon the number shares of the Common Stock held by each.

                               JUMPMUSIC.COM, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 7 - Stockholders' Equity (continued)

         CONVERSION
         At the option of the holder, Preferred Stock is convertible into such number of fully paid shares of common stock as is determined by dividing the Preferred Stock issue price by the conversion price in effect at the time. The initial conversion price of the Preferred Stock is $1.15 per share, and is subject to adjustment in accordance with the antidilution provisions contained in the Company's Articles of Incorporation. Conversion is automatic (i) upon the closing of a firm commitment underwritten public offering under the Securities Act of 1933 or (ii) the approval by the holders of a majority of the then outstanding shares of the Preferred Stock. The Company has reserved 4,151,793 shares of common stock in the event of conversion.

         REDEMPTION
         At the election of the Board of Directors, the Company may redeem all or part of the shares of the Preferred Stock (pro rata based upon the total number of shares of the Preferred Stock held by each holder) by paying in cash a sum per share equal to $1.15 plus $0.09 per annum from the date of issuance (as adjusted for any stock dividends, combinations, splits or similar transactions).

         VOTING RIGHTS
         The holder of each share of Preferred Stock is entitled to one vote for each share of common stock into which such share of the Preferred Stock is convertible.

         CONVERTIBLE PREFERRED STOCK (SERIES B)

                 The rights, preferences and privileges of the preferred shareholders are as follows:

         DIVIDENDS
         Holders of Series B Preferred Stock (the Preferred Stock) are entitled to receive dividends of $0.16 per share per annum, in preference to any payment of cash dividends declared or paid on shares of common stock. Dividends on Preferred Stock are noncumulative and are payable as determined by the Board of Directors. As of December 31, 1999, no dividends have been declared.

         LIQUIDATION
         Holders of Preferred Stock are entitled to liquidation preferences over common shareholders to the extent of $0.16 per share of Preferred Stock, plus all declared but unpaid dividends. If funds are insufficient to make a complete distribution to the preferred shareholders, such shareholders will share in the distribution of the Company assets on a pro rata basis in proportion to the aggregate preferential amounts owed each shareholder. After payment has been made to the preferred shareholders, any remaining assets and funds are to be distributed equally among the holders of the Common Stock based upon the number shares of the Common Stock held by each.

                               JUMPMUSIC.COM, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 7 - Stockholders' Equity (continued)

         CONVERSION
         At the option of the holder, Preferred Stock is convertible into such number of fully paid shares of common stock as is determined by dividing the Preferred Stock issue price by the conversion price in effect at the time. The initial conversion price of the Preferred Stock is $2.00 per share, and is subject to adjustment in accordance with the antidilution provisions contained in the Company's Articles of Incorporation. Conversion is automatic (i) upon the closing of a firm commitment underwritten public offering under the Securities Act of 1933 or (ii) the approval by the holders of a majority of the then outstanding shares of the Preferred Stock. The Company has reserved 287,327 shares of common stock in the event of conversion.

         REDEMPTION
         At the election of the Board of Directors, the Company may redeem all or part of the shares of the Preferred Stock (pro rata based upon the total number of shares of the Preferred Stock held by each holder) by paying in cash a sum per share equal to $2.00 plus $0.16 per annum from the date of issuance (as adjusted for any stock dividends, combinations, splits or similar transactions).

         VOTING RIGHTS
         The holder of each share of Preferred Stock is entitled to one vote for each share of common stock into which such share of the Preferred Stock is convertible.

         REDEEMABLE PREFERRED STOCK

                 The rights, preferences and privileges of the preferred shareholders are as follows:

         DIVIDENDS
         Holders of Series C Preferred Stock (the Preferred Stock) are entitled to receive dividends of $0.30 per share per annum, in preference to any payment of cash dividends declared or paid on shares of common stock. Dividends on Preferred Stock are noncumulative and are payable as determined by the Board of Directors. As of December 31, 1999, no dividends have been declared.

         LIQUIDATION
         Holders of Preferred Stock are entitled to liquidation preferences over common shareholders to the extent of $3.00 per share of Preferred Stock, plus all declared but unpaid dividends. If funds are insufficient to make a complete distribution to the preferred shareholders, such shareholders will share in the distribution of the Company assets on a pro rata basis in proportion to the aggregate preferential amounts owed each shareholder. After payment has been made to the preferred shareholders, any remaining assets and funds are to be distributed equally among the holders of the Common Stock based upon the number shares of the Common Stock held by each.

                               JUMPMUSIC.COM, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 7 - Stockholders' Equity (continued)

         CONVERSION
         At the option of the holder, Preferred Stock is convertible into such number of fully paid shares of common stock as is determined by dividing the Preferred Stock issue price by the conversion price in effect at the time. The initial conversion price of the Preferred Stock is $3.00 per share, and is subject to adjustment in accordance with the antidilution provisions contained in the Company's Articles of Incorporation.

         REDEMPTION
                 (a) MANDATORY REDEMPTION. If the Series C Redeemable and Convertible Preferred Shares are not converted earlier by the holder(s), at two years following the date of issuance, the Company is obligated to redeem for cash each and every outstanding shares of Series C Redeemable and Convertible Preferred Stock at face value plus accrued and unpaid dividends owed.

                 (b) VOLUNTARY REDEMPTION. Notwithstanding the Mandatory Redemption provision stated above, in the event that the Company's common stock trades at $4.50 per share or greater for ten (10) consecutive days, as measured by the closing bid price, the Company shall have the right to convert into its common shares such Class C shares at the greater of $4.50 or the closing bid price on the date that the Company provides written notice of its intention to convert. The Company's stock has traded for more than $4.50 for 10 consecutive days as of June 30, 1999, and the Company intends to voluntarily redeem the Preferred C Stock for common in the near future.

         VOTING RIGHTS
         The holder of each share of Preferred Stock has no voting rights.

                 The Company converted notes payable, accounts payable, deferred salaries and accrued interest into redeemable Series C Preferred Stock in the amount of $4,494,154 during the year ended December 31, 1999.

NOTE 8 - Stock Option Plan

                 In 1995, the Company adopted the 1995 Stock Option Plan (the Plan) under which 2,078,000 shares of the Company's common stock have been reserved for issuance to employees, directors, or consultants under terms and provisions established by the Board of Directors. Under the terms of the Plan, incentive options may be granted to employees, an nonstatutory options may be granted to employees, directors and consultants, at prices no less than 100% and 85%, respectively, of the fair market value of the Company's common stock at the date of grant, as determined by the Board of Directors. The options generally vest at a rate of at least 25% per year and expire ten years from the date of grant.

                               JUMPMUSIC.COM, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 8 - Stock Option Plan (continued)

                     The Company has also issued various options for services performed. Following is a summary of the options issued at December 31, 1999:

                                                                                       Weighted
                                                                   Number              Average
                                                                     Of                Exercise
                                                                   Shares               Price
                                                               --------------        -----------
    Outstanding at December 31, 1996                           $     593,764         $      .395
    Granted                                                           46,507                 -
    Exercised                                                            475                .395
    Forfeited                                                            -                   -
                                                               --------------        -----------
    Outstanding at December 31, 1997                                 639,796                .395
    Granted                                                              -                   -
    Exercised                                                            -                   -
    Forfeited                                                        330,535                 -
                                                               --------------        -----------
    Outstanding at December 31, 1998                                 309,261               .395
    Granted                                                          677,757                -
    Exercised                                                         10,656                -
    Forfeited                                                            -                  -
                                                               --------------        -----------
    Outstanding at December 31, 1999                                 976,362               .395
                                                               ==============        ===========

    Options exercisable at December 31, 1999                         313,521               .395
                                                               ==============        ===========

    Weighted Average Fair Value of options granted during the year ended:

    December 31, 1996                                          $         .395
                                                               ==============
    December 31, 1997                                          $         .395
                                                               ==============
    December 31, 1998                                          $         .395
                                                               ==============
    December 31, 1999                                          $         .395
                                                               ==============

                   The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS No. 123)." The Company, however, continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss for the year ended December 31, 1999 would not have been materially different from the reported net loss.

                   As the provisions of SFAS No. 123 are only applied to stock options granted after January 1, 1995, pro forma stock compensation cost may be material in future years, as the Company may grant additional options and as the vesting period for the Company's options and the period over which stock compensation is charged to expense is generally four years.

                               JUMPMUSIC.COM, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 8 - Stock Option Plan (continued)

                   The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants in 1999 and 1998:

                   Risk-free interest rate                        6.42%
                   Expected life                                  4 years

                   The weighted average expected life was calculated based on the vesting period and the exercise behavior. The risk-free interest rate was calculated in accordance with the grant date and expected life.

                  The options outstanding and currently exercisable price at December 31, 1999 are as follows:

                                                                            Options Currently
                                             Options Outstanding               Exercisable
                                          ---------------------------   --------------------------
                                          Weighted
                                          Average       Weighted                      Weighted
                                          Remaining     Average                       Average
           Exercisable        Number      Contractual   Exercise          Options     Exercisable
             Prices        Outstanding    Life (years)   Price          Exercisable       Price
         --------------    -----------    -----------   -------------   -----------   ------------
            $ 0.395          976,362          8.93        $ 0.395         274,928        $ 0.395

NOTE 9 - Warrants

                  The Company issued fully exercisable warrants to purchase 16,304 shares of Preferred Stock at a price of $1.15 per share. The Company also issued fully exercisable warrants to purchase 75,000 and 165,000 shares of Common Stock at a price of $.15 and $.01, respectively.

NOTE 10 - Profit Sharing Plan

                  The Company maintains a 401(k) profit sharing plan which covers substantially all employees. Under the Plan, employees are permitted to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 1999 and 1998.

                               JUMPMUSIC.COM, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 11 - Commitments and Contingencies

                   The Company is committed to an operating lease for office space. The lease requires the Company to pay monthly rent of $4,892. The lease expired January 31, 1999 after which the lessor has agreed to lease the space to the Company on a month to month basis.

NOTE 12 - Reverse Merger

                   On April 26, 1999, the Company entered an agreement to merge with America's Finest Waters, Inc. (AFWI) a Nevada Corporation. Pursuant to the agreement, AFWA issued 4,400,000 shares of common stock to the shareholders of the Company for all issued and outstanding stock of the Company. The merger has been treated as a reverse merger, therefore JumpMusic.Com, Inc. becomes the accounting acquirer and all historical information prior to April 26, 1999 in these financial statements are those of JumpMusic.Com, Inc. At the time of the merger, all Preferred Series A and B were converted to common stock and Series C Redeemable Preferred Stock was organized. The reorganization of the equity due to the merger has been treated as a 1.838 for 1 reverse stock split and has been retroactively restated in these financial statements.

NOTE 13 - New Authoritative Accounting Pronouncements

                   The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

                   SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods.

                   The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

                               JUMPMUSIC.COM, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 14 - Litigation

                   The Company is involved in litigation pending in San Mateo County Superior Court titled Molalla Holdings, Inc. vs. JumpMusic.Com. The lawsuit was filed by one of the Company's suppliers for goods and services rendered in 1997 and 1998. The total amount of recovery being sought is $23,000. Management has agreed to the settlement and the $23,000 amount is included in accrued expenses at December 31, 1999.