Form 10QSB
period 2000-03-31
JUMPMUSIC COM INC
filed 2000-05-15
CIK 1091492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)
/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

/ / For the transition period from __________ to __________


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

         The issuer had 7,579,661 shares of its $.001 par value Common Stock issued and outstanding as of May 10, 2000.

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

            Comparative Unaudited Balance Sheet as of March 31, 2000
            and December 31, 1999

            Comparative Unaudited Statements of Operations for the
            Three Months Ended March 31, 2000 and the
            Three Months Ended March 31, 1999

            Comparative Unaudited Statements of Cash Flows for the
            Three Months Ended March 31, 2000 and the
            Three Months Ended March 31, 1999

            Notes to the Unaudited Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


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

   Item 5.  Other Information


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Comparative Unaudited Balance Sheet as of September 30, 1999 and December 31, 1998

         Comparative Unaudited Statements of Operations for the
         Three Months Ended March 31, 2000 and the
         Three Months Ended March 31, 1999

         Comparative Unaudited Statements of Cash Flows for the
         Three Months Ended March 31, 2000 and the
         Three Months Ended March 31, 1999

         Notes to the Unaudited Consolidated Financial Statements

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

         In 1998, we were in the process of transforming our company from a software development company to an Internet retail business. The software products we produced were high-ticket items that generated greater revenues than we are getting this year from the sale of consumer retail products. However, the high costs of maintaining the facilities and personnel necessary for software development exceeded the revenues we were getting from the software products. This prompted our decision to restructure the Company and focus on the marketing potential of the Internet. Instead of developing our software products further, we drastically downsized or operations, slashing our costs, and launched our e-commerce web-site, www.jumpmusic.com. This web-site initially focused on selling sheet-music.

         Following our transition into Internet retail business, we have been focussing on building our web-site into a one-stop superstore for music products on the Internet and selling off our remaining inventory of our proprietary software products.

         Higher interest expenses and operating expenses have led to a higher loss for the first three months of 2000 than for the comparable period for 1999. Revenues have decreased somewhat, primarily due to a decrease in our distribution of our proprietary software products. Although we are no longer developing these products, we are continuing to sell our remaining inventory.

         However, our e-commerce business selling music products is growing, and, although there is no guarantee that this will happen, we expect our revenues to start increasing once we complete our transition away from selling our proprietary software products.

B. THE THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

         Our gross income for the third quarter was $214,409 as compared to $235,259 for the same period last year. Our cost of goods sold decreased from $96,031 for the first quarter last year to $82,512 for the first quarter of 2000. Additionally, our operating expenses declined from $206,500 to $229,085. Other expenses (primarily interest) increased from $6,998 to $22,350. Losses from operations increased from $74,240 to $199,538.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, our principal sources of liquidity included cash and net accounts receivable of $130,771. While we have been generating revenues, expenses have exceeded revenues generated, resulting in negative cash flow. As discussed in Results of Operations, our revenues are down, but we are also spending less money

         Cash on hand, along with cash generated from the sale of products, and collections of accounts receivable, is expected to be sufficient to meet our requirements through the end of the second quarter. Our ability to fund continued operations beyond June 30, 2000 depends on raising additional capital and converting debt to equity. We are currently attempting to raise additional capital by offering securities to accredited investors only. There is no guarantee that we will be able to raise this additional capital. In addition, we have a verbal agreement with one of our creditors to convert an additional $700,000 of debt to equity, although there is no guarantee that this conversion will take place. Should we be unable to raise additional capital and convert most of our debt to equity, we will be required to significantly reduce operations, and reduce expenses. Such steps would likely have a material adverse effect on our ability to establish profitable operations in the future. We will continue to pursue other financing arrangements to increase its cash reserves. There can be no assurance we will be capable of raising additional capital or converting debt or that the terms upon which such capital or debt conversion will be available to us will be acceptable.

                               JUMPMUSIC.COM, INC.

                        Consolidated Financial Statements

                                 March 31, 2000

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of JumpMusic.Com Inc.
Mountain View, California

We have reviewed the accompanying condensed consolidated balance sheet of JumpMusic.Com, Inc. as of March 31, 2000 and the related condensed consolidated statements of income and cash flows for the period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying statements of operations and cash flows for the period ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.



Crouch, Bierwolf & Chisholm
May 5, 2000

                               JumpMusic.Com, Inc.
                           Consolidated Balance Sheets


                                     ASSETS

                                                        March 31,   December 31,
                                                          2000         1999
                                                        ---------    ---------
CURRENT ASSETS                                         (Unaudited)
   Cash and Cash Equivalents                            $   7,943    $  59,874
   Accounts receivable (net of allowance for doubtful
     accounts of $60,638 and $60,638, respectively)       122,828       71,682
   Inventory                                              288,035      288,304
                                                        ---------    ---------

     Total Current Assets                                 418,806      419,860
                                                        ---------    ---------

PROPERTY & EQUIPMENT

   Computer and Music equipment                            46,330       46,330
   Furniture and equipment                                 36,902       36,902
   Leasehold improvements                                  17,865       17,865
                                                        ---------    ---------

                                                          101,097      101,097
   Less:
     Accumulated depreciation                             (77,115)     (74,115)
                                                        ---------    ---------

     Total Property & Equipment                            23,982       26,982
                                                        ---------    ---------

OTHER ASSETS

    Deposits                                                3,474        3,474
                                                        ---------    ---------

    Total Other Assets                                      3,474        3,474
                                                        ---------    ---------

     TOTAL ASSETS                                       $ 446,262    $ 450,316
                                                        =========    =========


    The accompanying notes are an integral part of these financial statements

                               JUMPMUSIC.COM, INC.
                      Consolidated Balance Sheets continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           March 31,     December 31,
                                                             2000            1999
                                                         ------------    ------------
CURRENT LIABILITIES                                      (Unaudited)
CURRENT
   Accounts payable                                      $    401,091    $    383,814
   Accrued expenses                                           166,003         167,046
   Deferred salaries                                          173,958          95,208
   Deferred revenue                                            76,500          81,000
   Current portion of long-term liabilities                 1,293,018       1,268,018
                                                         ------------    ------------

     Total Current Liabilities                              2,110,570       1,995,086
                                                         ------------    ------------

LONG TERM LIABILITIES

   Notes payable                                              150,000         150,000
   Notes payable-related party                              1,138,000       1,113,000
   Capital lease obligations                                    7,874           7,874
   Less current portion                                    (1,293,018)     (1,268,018)
                                                         ------------    ------------

     Total long term Liabilities                                2,856           2,856
                                                         ------------    ------------

     TOTAL LIABILITIES                                      2,113,426       1,997,942
                                                         ------------    ------------

REDEEMABLE PREFERRED STOCK

   Series C Redeemable convertible Preferred stock,
   authorized 2,500,000 shares, issued and outstanding
   1,472,013 shares                                         4,494,154       4,494,154
                                                         ------------    ------------

STOCKHOLDERS' EQUITY
   Common stock, authorized 50,000,000 shares,
     issued and outstanding 7,589,661 shares                    7,590           7,590
   Additional paid in capital                               6,785,296       6,785,296
   Retained deficit                                       (12,954,204)    (12,834,666)
                                                         ------------    ------------

     Total Stockholders' Equity                            (6,161,318)     (6,041,780)
                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    446,262    $    450,316
                                                         ============    ============


    The accompanying notes are an integral part of these financial statements

                               JUMPMUSIC.COM, INC.
                      Consolidated Statements of Operations

                                           For the three  For the three
                                           months ended   months ended
                                             March 31       March 31
                                               2000           1999
                                           -----------    -----------
SALES                                      $   214,409    $   235,249

COST OF GOODS SOLD                              82,512         96,031
                                           -----------    -----------

GROSS PROFIT                                   131,897        139,218
                                           -----------    -----------

OPERATING EXPENSES
   General And Administrative Expenses         222,888        200,858
   Selling Expenses                              6,197          5,642
                                           -----------    -----------

TOTAL OPERATING EXPENSES                       229,085        206,500
                                           -----------    -----------

OPERATING INCOME (LOSS)                        (97,188)       (67,282)
                                           -----------    -----------

OTHER INCOME AND (EXPENSES)
   Interest Expense                            (22,350)        (6,988)
                                           -----------    -----------
     Total Other Income and (Expenses)         (22,350)        (6,988)
                                           -----------    -----------

NET INCOME (LOSS)                          $  (119,538)   $   (74,270)
                                           ===========    ===========

NET INCOME (LOSS) PER SHARE                $      (.02)   $      (.02)
                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES     7,589,661      3,179,005
                                           ===========    ===========



    The accompanying notes are an integral part of these financial statements

                                                JUMPMUSIC.COM, INC.
                                       Consolidated Statements of Cash Flows

                                                                    For the three   For the three
                                                                    months ended    months ended
                                                                      March 31        March 31
                                                                        2000            1999
                                                                      ---------       ---------
Cash Flows From Operating Activities
Net income (loss)                                                     $(119,538)      $ (74,270)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation & Amortization                                            3,000            --
 Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                                  (51,146)        102,585
   Inventory                                                                269           1,520
   Increase/(decrease) in:
   Accounts Payable and Accrued Expenses                                 16,234         (91,277)
   Deferred Salaries                                                     78,750          51,001
   Deferred Revenue                                                      (4,500)         12,500)
                                                                      ---------       ---------

     Net Cash Provided (Used) by Operating Activities                   (76,931           2,059
                                                                      ---------       ---------

Cash Flows from Investing Activities

     Net Cash Provided (Used) by Investing Activities                      --              --
                                                                      ---------       ---------

Cash Flows from Financing Activities

  Proceeds from debt financing                                           25,000            --
                                                                      ---------       ---------

     Net Cash Provided (Used) by Financing Activities                    25,000            --
                                                                      ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents                    (51,931           2,059
                                                                      ---------       ---------

Cash and Cash Equivalents
  Beginning                                                              59,874           5,961
                                                                      ---------       ---------

  Ending                                                              $   7,943       $   8,020
                                                                      =========       =========

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                                          $    --         $    --
                                                                      =========       =========
  Cash payments for income taxes                                      $    --         $    --
                                                                      =========       =========

Supplemental Schedule of Noncash Investing and Financing Activities

 Common shares issued for services                                    $    --         $    --
                                                                      =========       =========


    The accompanying notes are an integral part of these financial statements

                               JUMPMUSIC.COM, INC.
                                 March 31, 2000


NOTES TO FINANCIAL STATEMENTS

     JumpMusic.Com, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

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

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



        We hereby consent to the use of our report, dated May 5, 2000, in this quarterly report on Form 10-QSB for JumpMusic.Com, Inc.




Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
May 5, 2000

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

                                       JUMPMUSIC.COM, INC.

Dated: May 15, 2000                    /s/ Richard W. Mathews
                                       By: Richard W. Mathews
                                       Its: Chief Executive Officer and Chairman