Form 10QSB
period 2000-06-30
JUMPMUSIC COM INC
filed 2000-08-14
CIK 1091492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

                               2584 Leghorn Street
                          Mountain View, CA 94043-1614
                           (650) 917-7460 - telephone
                    (Address of principal executive offices)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X          No
                                     -----            -----

         The issuer had 7,839,631 shares of its $.001 par value Common Stock issued and outstanding as of August 9, 2000.

            Transitional Small Business Disclosure Format (check one)

                                Yes               No   X
                                     -----            ----

                               JUMPMUSIC.COM, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION


                                                                                   PAGE NO.
                                                                                   --------
   Item 1.  Financial Statements

            Comparative Unaudited Balance Sheet as of June 30, 2000
            and December 31, 1999                                                      2

            Comparative Unaudited Statements of Operations for
            the Three Months Ended June 30, 2000, the Three
            Months Ended June 30, 1999, the six months ended June
            30, 2000 and the six months ended June 30, 1999                            4

            Comparative Unaudited Statements of Cash Flows for
            the Three Months Ended June 30, 2000, the Three
            Months Ended June 30, 1999, the six months ended June
            30, 2000 and the six months ended June 30, 1999                            5

            Notes to the Unaudited Consolidated Financial Statements                   6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

PART II.          OTHER INFORMATION

   Item 1.  Legal Proceedings                                                          9

   Item 2.  Changes in Securities and Use of Proceeds                                  9

   Item 3.  Defaults Upon Senior Securities                                            9

   Item 4.  Submission of Matters to a Vote of Security Holders                        9

   Item 5.  Other Information                                                          9


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            Comparative Unaudited Balance Sheet as of June 30, 2000 and December 31, 1999

            Comparative Unaudited Statements of Operations for the Three Months Ended June 30, 2000, the Three Months Ended June 30, 1999, the six months ended June 30, 2000 and the six months ended June 30, 1999

            Comparative Unaudited Statements of Cash Flows for the Three Months Ended June 30, 2000, the Three Months Ended June 30, 1999, the six months ended June 30, 2000 and the six months ended June 30, 1999

            Notes to the Unaudited Consolidated Financial Statements

                               JUMPMUSIC.COM, INC.

                        Consolidated Financial Statements

                                  June 30, 2000






                               JUMPMUSIC.COM, INC.

                           Consolidated Balance Sheets

                                     ASSETS


                                            June 30    December 31
                                             2000         1999
                                          -----------  -----------
CURRENT ASSETS                            (unaudited)
   Cash and Cash Equivalents               $  16,949    $  59,874
   Accounts receivable, Net of Allowance
     $60,638 and $60,638                      56,140       71,682
   Inventory                                 291,023      288,304
                                           ---------    ---------
     Total Current Assets                    364,112      419,860
                                           ---------    ---------

PROPERTY & EQUIPMENT
   Computer and Music Equipment               46,330       46,330
   Furniture and Equipment                    36,902       36,902
   Leasehold Improvements                     17,865       17,865
   Accumulated Depreciation                  (80,115)     (74,115)
                                           ---------    ---------
     Net Property & Equipment                 20,982       26,982
                                           ---------    ---------

OTHER ASSETS
    Deposits                                  13,000        3,474
                                           ---------    ---------
      Total Other Assets                      13,000        3,474
                                           ---------    ---------
     TOTAL ASSETS                          $ 398,094    $ 450,316
                                           =========    =========


                               JUMPMUSIC.COM, INC.
                      Consolidated Balance Sheets continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            June 30       December 31
CURRENT LIABILITIES                                           2000            1999
                                                          ------------    ------------
                                                                           (unaudited)
   Accounts payable                                       $    303,859    $    383,814
   Accrued expenses                                            184,085         167,046
   Deferred salaries                                           252,708          95,208
   Deferred revenue                                             72,000          81,000
   Current portion of long-term liabilities                  1,418,018       1,268,018
                                                          ------------    ------------

         Total Current Liabilities                           2,230,670       1,995,086
                                                          ------------    ------------

LONG-TERM DEBT
   Notes payable                                               150,000         150,000
   Notes payable-related party                               1,263,000       1,113,000
   Capital lease obligations                                     7,874           7,874
   Less: current portion                                    (1,418,018)     (1,268,018)
                                                          ------------    ------------
     Total Long-Term Debt                                        2,856           2,856
                                                          ------------    ------------
         Total Liabilities                                   2,233,526       1,997,942
                                                          ------------    ------------

REDEEMABLE PREFERRED STOCK
    Series C Redeemable convertible Preferred stock,
    authorized 2,500,000 shares, issued and outstanding
    1,472,013 shares                                         4,494,154       4,494,154
                                                          ------------    ------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 Par Value, authorized
     50,000,000 shares; issued and outstanding
     7,589,661 shares                                            7,590           7,590
   Additional Paid-In Capital                                6,785,296       6,785,296
   Retained earnings(deficit)                              (13,122,472)    (12,834,666)
                                                          ------------    ------------
     Total Stockholders' Equity                             (6,329,586)     (6,041,780)
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    398,094    $    450,316
                                                          ============    ============


                               JUMPMUSIC.COM, INC.
                      Consolidated Statements of Operations


                                               For the three    For the three     For the six     For the six
                                                months ended     months ended     months ended    months ended
                                                  June 30          June 30           June 30          June 30
                                                   2000             1999               2000            1999
                                                -------------    -------------    --------------  -------------
SALES                                           $     122,549    $     291,943     $     336,958    $   527,192

COST OF GOODS SOLD                                     37,995          123,042           120,507        219,073
                                                -------------    -------------    --------------  -------------

GROSS PROFIT                                           84,554          168,901           216,451        308,119
                                                -------------    -------------    --------------  -------------

OPERATING EXPENSES

   General And Administrative Expenses                223,168          216,013           446,056        544,330
   Selling Expenses                                     7,304            4,806            13,501         10,448
                                                -------------  ---------------    --------------  -------------

TOTAL OPERATING EXPENSES                              230,472          220,819           459,557        554,778
                                                 ------------    -------------     -------------    -----------

OPERATING INCOME (LOSS)                              (145,918)         (51,918 )        (243,106)      (246,659)
                                                -------------     ------------     -------------     ----------

OTHER INCOME AND (EXPENSES)

   Interest Expense                                   (22,350)        (302,427)         (44,700)       (309,415)
   Other Income                                          -                 -                 -          110,907
                                                -------------    -------------    --------------  -------------

     Total Other Income and (Expenses)                (22,350)        (302,427)         (44,700)       (198,508)
                                                -------------    -------------    --------------  -------------

NET INCOME (LOSS)                                 $  (168,268)      $ (354,345)       $ (287,806)   $  (445,167)
                                                  ===========       ==========        ==========    ===========

NET INCOME (LOSS) PER SHARE                   $          (.02)    $       (.05)   $         (.04) $        (.07)
                                                  ===========       ==========        ==========    ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES                                 7,589,661        7,579,005         7,589,661      6,711,432
                                                  ===========       ==========        ==========    ===========


                               JUMPMUSIC.COM, INC.
                      Consolidated Statements of Cash Flows


                                                                      For the six     For the six
                                                                      months ended    months ended
                                                                        June 30         June 30
                                                                         2000             1999
                                                                      -------------  -------------
Cash Flows From Operating Activities
Net income (loss)                                                     $  (287,806)   $  (445,167)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation & Amortization                                              6,000           --
   Conversion of payables, accruals, and deferred
    expense to Preferred Stock                                               --        1,026,411
  Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                                     15,542          8,033
   Inventory                                                               (2,719)        38,669
  Increase/(decrease) in:
   Accounts Payable                                                       (79,955)      (575,777)
   Accrued Expenses                                                        17,039       (103,124)
   Deferred Salaries                                                      157,500       (196,517)
   Deferred Revenue                                                        (9,000)       (70,000)
                                                                      -------------  -------------

     Net Cash Provided (Used) by Operating Activities:                   (183,399)      (317,472)
                                                                      -------------  -------------

Cash Flows from Investing Activities
  Cash paid for deposits                                                  (13,000)          --
  Cash from for deposits                                                    3,474           --
                                                                      -------------  -------------

     Net Cash Provided (Used) by Investing Activities                      (9,526)          --
                                                                      -------------  -------------

Cash Flows from Financing Activities
  Proceeds from debt financing                                            150,000        210,000
  Cash received from acquisition                                             --          115,164
                                                                      -------------  -------------
     Net Cash Provided (Used) by Financing Activities                     150,000        325,164
                                                                      -------------  -------------

Net Increase (Decrease) in Cash and Cash Equivalents                      (42,925)         7,692
                                                                      -------------  -------------

Cash and Cash Equivalents
  Beginning                                                                59,874          5,961
                                                                      -------------  -------------

  Ending                                                              $    16,949    $    13,653
                                                                      =============  =============

Supplemental Disclosures of Cash Flow Information:

  Cash payments for interest                                          $      --      $      --
                                                                      ===========    ===========
  Cash payments for income taxes                                      $      --      $      --
                                                                      ===========    ===========

Supplemental Schedule of Noncash Investing and Financing Activities

 Purchase of Inventory through Issuance of Company Stock              $      --      $      --
                                                                      ===========    ===========


                               JUMPMUSIC.COM, INC.
                       June 30, 2000 and December 31, 1999

NOTES TO FINANCIAL STATEMENTS

             JumpMusic.Com, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

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

         JumpMusic.com, Inc. (the "Company") was founded January 26, 1994 as Jump! Software, Inc., a California corporation. On May 5, 1999, the Company merged with America's Finest Waters, Inc., a Nevada corporation. America's Finest Waters, Inc. had not had any significant operations in the two years prior to the merger, and did not have any significant assets at the time of the merger. As part of the merger, America's Finest Waters, Inc. changed its name to JumpMusic.com, Inc. and Jump! Software, Inc., the California corporation, was dissolved. The principal offices of the company are located 2584 Leghorn Street, Mountain View, CA 94043-1614.

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

         Decreased expenses have led to a lower losses for the second quarter of 2000 than for the comparable period for 1999. Revenues have continued to decrease, due in part to the continued decrease in the sales of our remaining inventory of our discontinued proprietary software products.

         However, our e-commerce business selling music products is growing, and, although there is no guarantee that this will happen, we expect our revenues to start increasing once we complete our transition away from selling our proprietary software products.

B. THE THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

         Our gross income for the second quarter of 2000 was $122,549 as compared to $291,943 for the same period last year. Our cost of goods sold decreased from $123,042 for the second quarter last year to $37,995 for the second quarter of 2000. Additionally, our operating expenses increased slightly from $220,819 to $230,472. Other expenses decreased drastically from $302,427 to $22,350, primarily due to a reduction in interest expenses. Losses from operations decreased from $354,345 to $168,268.

C. THE SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

         Our gross income for the first six months of 2000 was $336,958 as compared to $527,192 for the same period last year. Our cost of goods sold decreased from $219,073 for the first six months last year to $120,507 for the first six months of 2000. We were able to significantly reduce our operating expenses from $554,778 to $459,557. Other expenses decreased drastically from $309,415 to $44,700, primarily due to a reduction in interest expenses.

Losses from operations decreased from $445,167 to $287,806.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, our principal sources of liquidity included cash and net accounts receivable of $73,089. While we have been generating revenues, expenses have exceeded revenues generated, resulting in negative cash flow. As discussed in Results of Operations, our revenues are down, but we are also spending less money

         Cash on hand, along with cash generated from the sale of products, and collections of accounts receivable, is expected to be sufficient to meet our requirements through the end of this year. Our ability to fund continued operations beyond December 31, 2000 depends on raising additional capital and converting debt to equity. We are currently attempting to raise additional capital by offering securities to accredited investors only. There is no guarantee that we will be able to raise this additional capital. In addition, we have a verbal agreement with one of our creditors to convert an additional $700,000 of debt to equity, although there is no guarantee that this conversion will take place. Should we be unable to raise additional capital and convert most of our debt to equity, we will be required to significantly reduce operations, and reduce expenses. Such steps would likely have a material adverse effect on our ability to establish profitable operations in the future. We will continue to pursue other financing arrangements to increase its cash reserves. There can be no assurance we will be capable of raising additional capital or converting debt or that the terms upon which such capital or debt conversion will be available to us will be acceptable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         To the best knowledge of management, there are no litigation matters pending or threatened against the Company which are not in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 2, 2000, we entered into a Consulting Contract with M. Blaine Riley. This contract provides for M. Blaine Riley to receive 75,000 shares of Company Common Stock which we were required to register on Form S-8. Under the contract, Blaine Riley is providing us for consulting services for one year on general financial and business matters, including but not limited to (i) due diligence studies, reorganizations, divestitures; (ii) capital structures, banking methods and systems; (iii) periodic reporting as to developments concerning the general financial markets and public securities markets and industry which may be relevant or of interest or concern to us, and (iv) guidance and assistance in available alternatives for accounts receivable financing and other asset financing. Pursuant to this contract, on July 14, 2000 we registered the 75,000 shares of Company Common Stock for M. Blaine Riley on Form S-8.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

A.       CHANGE IN OUR CERTIFYING ACCOUNTANT.

         As of June 1, 2000, our former certifying accountant, Crouch, Bierwolf and Chisholm, dissolved. The former accountant split into two new accounting firms, Chisholm and Associates and Crouch, Bierwolf and Associates. Our new accounting firm is Chisholm and Associates, 28 N. Fairway Drive, N. Salt Lake City, Utah, 84054, Tel.(801) 292-8756. We continue to be serviced by the same individuals who serviced us while they were working for the former accountant.

B.       RELOCATION OF OUR CORPORATE HEADQUARTERS.

         On June 24, 2000 we signed a lease agreement for the premises where are corporate headquarters are now located, 2584 Leghorn Street, Mountain View, CA 94043-1614. Under this lease agreement, we pay $7000 per month for approximately 4000 square feet of space. The term of this lease agreement is three years. A copy of this lease is filed as Exhibit 10.2 to this Form.

ITEM 6.  EXHIBITS

     (A)  EXHIBITS

          23   Consent of Independent Public Accountants, dated July 27, 1999

          27   Financial Data Schedule

          10.1 Financial Consulting Services Agreement, dated May 2, 2000*

          10.2 Standard Industrial/Commercial Multi-Tenant Lease-Modified Net, dated June 24, 2000

     --------------
     * Previously filed

     (B)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      JUMPMUSIC.COM, INC.




                                           /s/ Richard W. Mathews
Dated August 14, 2000                 ---------------------------
                                      By:  Richard W. Mathews
                                      Its: Chief Executive Officer and Chairman