Form 10QSB
period 2000-09-30
JUMPMUSIC COM INC
filed 2000-11-20
CIK 1091492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

( )  For the transition period from __________ to __________


Commission file number: 000-26813



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

         The issuer had 7,839,661 shares of its $.001 par value Common Stock issued and outstanding as of November 9, 2000.

            Transitional Small Business Disclosure Format (check one)

                               Yes               No  X
                                    ---             ---

                               JUMPMUSIC.COM, INC.

                                      INDEX




PART I.  FINANCIAL INFORMATION


                                                                                               PAGE NO.
                                                                                               --------
         Item 1.  Financial Statements

                  Comparative Unaudited Balance Sheet as of September 30, 2000
                  and December 31, 1999                                                          5-6

                  Comparative Unaudited Statements of Operations for
                  the Three Months Ended September 30, 2000, the Three
                  Months Ended September 30, 1999, the nine months
                  ended September 30, 2000 and the nine months ended
                  September 30, 1999                                                             7

                  Comparative Unaudited Statements of Cash Flows for
                  the Three Months Ended September 30, 2000, the Three
                  Months Ended September 30, 1999, the nine months
                  ended September 30, 2000 and the nine months ended
                  September 30, 1999                                                             8


                  Notes to the Unaudited Consolidated Financial Statements                       9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  10-11




PART II.                   OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              12

         Item 2.  Changes in Securities and Use of Proceeds                                      12

         Item 3.  Defaults Upon Senior Securities                                                12

         Item 4.  Submission of Matters to a Vote of Security Holders                            12

         Item 5.  Other Information                                                              12

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                               JUMPMUSIC.COM, INC.

                        Consolidated Financial Statements

                               September 30, 2000

                               JUMPMUSIC.COM, INC.
                           Consolidated Balance Sheets


                                          ASSETS
                                          ------

                                                          September 30       December 31
                                                             2000               1999
                                                          ------------       -----------
CURRENT ASSETS                                             (unaudited)

   Cash and Cash Equivalents                              $   4,926           $  59,874
   Accounts receivable, Net of Allowance
     $60,638 and $60,638                                     21,105              71,682
   Inventory                                                298,774             288,304
                                                          ---------           ---------

     Total Current Assets                                   324,805             419,860
                                                          ---------           ---------

PROPERTY & EQUIPMENT
   Computer and Music Equipment                              46,330              46,330
   Furniture and Equipment                                   36,902              36,902
   Leasehold Improvements                                    17,865              17,865
   Accumulated Depreciation                                 (83,115)            (74,115)
                                                          ---------           ---------

     Net Property & Equipment                                17,982              26,982
                                                          ---------           ---------

OTHER ASSETS
    Deposits                                                 13,000               3,474
                                                          ---------           ---------

      Total Other Assets                                     13,000               3,474
                                                          ---------           ---------

     TOTAL ASSETS                                         $ 355,787           $ 450,316
                                                          =========           =========

                               JUMPMUSIC.COM, INC.
                      Consolidated Balance Sheets continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                September 30     December 31
CURRENT LIABILITIES                                                2000             1999
                                                                ------------     -----------
                                                                 (unaudited)

   Accounts payable                                            $    297,840    $    383,814
   Accrued expenses                                                 206,487         167,046
   Deferred salaries                                                331,458          95,208
   Deferred revenue                                                  67,500          81,000
   Current portion of long-term liabilities                       1,438,018       1,268,018
                                                               ------------    ------------

         Total Current Liabilities                                2,341,303       1,995,086
                                                               ------------    ------------

LONG-TERM DEBT

   Notes payable                                                    150,000         150,000
   Notes payable-related party                                    1,283,000       1,113,000
   Capital lease obligations                                          7,874           7,874
   Less: current portion                                         (1,438,018)     (1,268,018)
                                                               ------------    ------------

     Total Long-Term Debt                                             2,856           2,856
                                                               ------------    ------------

         Total Liabilities                                        2,344,159       1,997,942
                                                               ------------    ------------

REDEEMABLE PREFERRED STOCK

    Series C Redeemable convertible Preferred stock,
    authorized 2,500,000 shares, issued and outstanding
    1,472,013 shares                                              4,494,154       4,494,154
                                                               ------------    ------------

STOCKHOLDERS' EQUITY

   Common stock, $.001 Par Value, authorized
     50,000,000 shares; issued and outstanding
     7,839,661 and 7,589,661 shares, respectively                     7,840           7,590
   Additional Paid-In Capital                                     6,810,046       6,785,296
   Retained earnings(deficit)                                   (13,300,412)    (12,834,666)
                                                               ------------    ------------

     Total Stockholders' Equity                                  (6,482,526)     (6,041,780)
                                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    355,787    $    450,316
                                                               ============    ============


                               JUMPMUSIC.COM, INC.
                      Consolidated Statements of Operations


                                               For the three    For the three     For the nine    For the nine
                                               months ended     months ended      months ended    months ended
                                               September 30     September 30      September 30    September 30
                                                   2000             1999               2000            1999
                                             ----------------  ---------------   ---------------- ---------------
SALES                                           $   141,542    $   169,376         $   478,500         $   696,568

COST OF GOODS SOLD                                   51,060         76,120             171,567             295,193
                                                -----------    -----------         -----------         -----------
GROSS PROFIT                                         90,482         93,256             306,933             401,375
                                                -----------    -----------         -----------         -----------

OPERATING EXPENSES
   General And Administrative Expenses              236,772        235,773             689,467             664,610
   Selling Expenses                                   2,661          4,097              16,162              15,764
                                                -----------    -----------         -----------         -----------

TOTAL OPERATING EXPENSES                            239,433        239,870             705,629             680,374
                                                -----------    -----------         -----------         -----------

OPERATING INCOME (LOSS)                            (148,951)      (146,614            (398,696)           (278,999
                                                -----------    -----------         -----------         -----------

OTHER INCOME AND (EXPENSES)
   Interest Expense                                 (22,350)        (8,739             (67,050)           (304,491
                                                -----------    -----------         -----------         -----------
     Total Other Income and (Expenses)              (22,350)        (8,739)            (67,050)           (304,491)


NET INCOME (LOSS)                               $  (171,301)   $  (155,353)        $  (465,746)        $  (583,490)
                                                ===========    ===========         ===========         ===========

NET INCOME (LOSS) PER SHARE                     $      (.02)   $      (.02)        $      (.06)        $      (.08)
                                                ===========    ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES                               7,589,661      7,586,049           7,589,661           7,002,971
                                                ===========    ===========         ===========         ===========

                               JUMPMUSIC.COM, INC.
                      Consolidated Statements of Cash Flows

                                                                                  For the nine          For the nine
                                                                                  months ended          months ended
                                                                                September 30 2000     September 30 1999
                                                                                -----------------     -----------------
Cash Flows From Operating Activities

Net income (loss)                                                               $  (465,746)            $  (583,490)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation & Amortization                                                        9,000                    --
   Shares issued for services                                                        25,000                    --
   Conversion of payables, accruals, and deferred
    expense to Preferred Stock                                                         --                 1,056,411
  Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                                               50,577                  18,229
   Inventory                                                                        (10,470)                 45,451
  Increase/(decrease) in:
   Accounts Payable                                                                 (85,974)               (601,734)
   Accrued Expenses                                                                  39,441                (196,266)
   Deferred Salaries                                                                236,250                (109,123)
   Deferred Revenue                                                                 (13,500)                 20,000
                                                                                -----------             -----------

     Net Cash Provided (Used) by Operating Activities:                             (215,422)               (350,522)
                                                                                -----------             -----------

Cash Flows from Investing Activities
  Cash paid for deposits                                                            (13,000)                   --
  Cash from for deposits                                                              3,474                    --
                                                                                -----------             -----------

     Net Cash Provided (Used) by Investing Activities                                (9,526)                   --
                                                                                -----------             -----------

Cash Flows from Financing Activities

  Proceeds from debt financing                                                      170,000                 210,000
  Cash received from acquisition                                                       --                   115,164
  Proceeds from issuance of common stock                                               --                     4,206
  Principal payments on debt financing                                                 --                   (11,652)
  Capital contributions by shareholders                                                --                    30,527
                                                                                -----------             -----------

     Net Cash Provided (Used) by Financing Activities                               170,000                 348,245
                                                                                -----------             -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                (54,948)                 (2,277)

                                                                                -----------             -----------
Cash and Cash Equivalents
  Beginning                                                                          59,874                   5,961
                                                                                -----------             -----------

  Ending                                                                        $     4,926             $     3,684
                                                                                ===========             ===========

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                                                    $      --               $      --
                                                                                ===========             ===========
  Cash payments for income taxes                                                $      --               $      --
                                                                                ===========             ===========

Supplemental Schedule of Noncash Investing and Financing Activities

 Purchase of Inventory through Issuance of Company Stock                        $      --               $      --
                                                                                ===========             ===========

                               JUMPMUSIC.COM, INC.
                                 SEPTEMBER 2000

NOTES TO FINANCIAL STATEMENTS

             JumpMusic.Com, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

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

ISSUANCE OF COMMON SHARES

             During July 2000, the Company issued 250,000 shares of its common stock for services valued at $.10 per share.

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

RESULTS OF OPERATIONS

A.       DISCUSSION

         We have completely restructured our operations during the last three years. We have transitioned from operating as a music software development company to becoming an Internet e-commerce retail business specializing in consumer music products. For the most part, this transition occurred in 1998.

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

         Decreased sales have led to higher losses for the second quarter of 2000 than for the comparable period for 1999. Operating Expenses remained about the same, and although our cost of sales was lower, this was negated by increased expenses.


B. THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

         Our sales for the third quarter of 2000 were $141,542 as compared to $169,376 for the same period last year. Our cost of goods sold decreased from $76,120 for the second third quarter last year to $51,060 for the third quarter of 2000. Additionally, our operating expenses remained about the same, decreasing slightly from $239,870 to $230,433. Other expenses increased from $8,739 to $22,350, primarily due to an increase in interest expenses. Losses from operations increased from $155,353 to $171,301.


C. THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

         Our sales for the first nine months of 2000 was $478,500 as compared to $696,568 for the same period last year. Our cost of goods sold decreased from $295,193 for the first nine months last year to $171,561 for the first nine months of 2000. Our operating expenses from increased from $680,374 to $705,629. Other expenses decreased drastically from $309,491 to $67,050, primarily due to a reduction in interest expenses. Losses from operations decreased from $583,490 to $465,746.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, our principal sources of liquidity included cash and net accounts receivable of $26,031. While we have been generating revenues, expenses have exceeded revenues generated, resulting in negative cash flow.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 20, 2000 we issued 175,000 shares to I-Capital Corporation pursuant to a Financial Services Consulting Services Agreement dated May 2, 2000. Under the terms of the consulting agreement, I-Capital is providing us for consulting services for one year on general financial and business matters, including but not limited to (i) mergers and acquisitions, reorganizations, reverse mergers, divestitures, and due diligence studies; (ii) capital structures and sources, and financial transactions; (iii) guidance and assistance in available alternatives to maximize shareholder value; and (iv) periodic preparation and distribution of research reports and information to the broker/dealer and investment banking community.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         (a)   EXHIBITS
               10.1  Financial Consulting Services Agreement, dated May 2, 2000
               23    Consent of Independent Public Accountants, dated
                     November 15, 2000
               27    Financial Data Schedule


         (b)   REPORTS ON FORM 8-K

               None.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  NOVEMBER 17, 2000                JUMPMUSIC.COM, INC.


                                             /s/ Richard W. Mathews
                                            -----------------------------
                                            By:  Richard W. Mathews
                                            Its: Chief Executive Officer
                                                 and Chairman